Form 10-Q
period 2014-03-31
RSP Permian, Inc.
filed 2014-05-15
CIK 1588216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The registrant had 72,500,000 shares of common stock outstanding at May 13, 2014.

GLOSSARY OF CERTAIN TERMS AND CONVENTIONS USED HEREIN

The following are abbreviations and definitions of certain terms used in this Quarterly Report on Form 10-Q:

“Bbl.” A standard barrel containing 42 U.S. gallons.

“Bbls/d.” Bbls per day.

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

“Plugging.” The sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface.

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

“SEC.” The United States Securities and Exchange Commission

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

“We,” “our,” “us” or like terms and the “Company” refer to RSP Permian, Inc. and its subsidiary, RSP Permian, L.L.C.

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

“WTI.” West Texas Intermediate.

The terms “development project,” “development well,” “exploratory well,” “proved developed reserves,” “proved reserves” and “reserves” are defined by the SEC.

Information presented in this Quarterly Report on Form 10-Q on a pro forma basis gives effect to the completion of the corporate reorganization and acquisitions in connection with our initial public offering completed in January 2014, each as described under “Part I, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation—Initial Public Offering.”

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the volatility of commodity prices, product supply and demand, competition, access to and cost of capital, uncertainties about estimates of reserves and resource potential and the ability to add proved reserves in the future, the assumptions underlying production forecasts, the quality of technical data, environmental and weather risks, including the possible impacts of climate change, the ability to obtain environmental and other permits and the timing thereof, government regulation or action, the costs and results of drilling and operations, the availability of equipment, services, resources and personnel required to complete the Company’s operating activities, access to and availability of transportation, processing and refining facilities, the financial strength of counterparties to the Company’s credit facility and derivative contracts and the purchasers of the Company’s production, and acts of war or terrorism. For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

RSP PERMIAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,737	$13,234
Accounts receivable	34,819	26,346
Accounts receivable, related party	7,107	3,672
Escrow receivable	—	3,197
Escrow deposit	15	15
Derivative instruments	225	671
Total current assets	52,903	47,135
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	1,573,057	595,486
Accumulated depletion	(95,899)	(88,514)
Total oil and natural gas properties, net	1,477,158	506,972
Other property and equipment, net	12,654	9,316
Total property, plant and equipment	1,489,812	516,288
LONG-TERM ASSETS
Derivative instruments	440	1,078
Restricted cash	150	150
Other assets	28,830	23,004
Total long-term assets	29,420	24,232
TOTAL ASSETS	$1,572,135	$587,655
LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$26,339	$18,548
Accrued expenses	23,961	10,460
Interest payable	385	296
Derivative instruments	4,156	1,562
Total current liabilities	54,841	30,866
LONG-TERM LIABILITIES
Asset retirement obligations	4,805	2,584
Derivative instruments	207	43
Term loan	—	70,000
Revolving credit facility	110,000	58,155
NPI payable	—	36,931
Deferred taxes	332,315	2,195
Total long-term liabilities	447,327	169,908
Total liabilities	502,168	200,774
STOCKHOLDERS’/MEMBERS’ EQUITY
Members’ equity	—	386,881
Common stock, $.01 par value; 300,000,000 shares authorized, 72,500,000 shares issued and outstanding at March 31, 2014; no shares authorized, issued or outstanding at December 31, 2013	725	—
Additional paid-in capital	1,196,772	—
Accumulated deficit	(127,530)	—
Total stockholders’/members’ equity	1,069,967	386,881
TOTAL LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY	$1,572,135	$587,655

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
REVENUES
Oil sales	$51,471	$21,923
Natural gas sales	2,206	1,165
NGL sales	4,081	1,567
Total revenues	57,758	24,655
OPERATING EXPENSES
Lease operating expenses	$7,063	$3,355
Production and ad valorem taxes	3,876	1,636
Depreciation, depletion and amortization	16,361	10,202
Asset retirement obligation accretion	29	25
Exploration	756	63
General and administrative expenses	17,016	555
Total operating expenses	45,101	15,836
(Gain) on sale of assets	—	(6,129)
OPERATING INCOME	$12,657	$14,948
OTHER INCOME (EXPENSE)
Other income	$310	$199
Loss on derivative instruments	(4,153)	(1,657)
Interest expense	(1,131)	(624)
Total other expense	(4,974)	(2,082)
INCOME BEFORE TAXES	7,683	12,866
INCOME TAX EXPENSE	(135,213)	—
NET INCOME (LOSS)	$(127,530)	$12,866

Loss per common share:
Basic	$(2.03)
Diluted	$(2.03)
Weighted average shares outstanding:
Basic	62,904
Diluted	62,904

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’/ MEMBERS’ EQUITY

(Unaudited)

	Members’ Equity	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/ Members’ Equity
	(In thousands)
BALANCE AT DECEMBER 31, 2013	$386,881	—	$—	$—	$—	$386,881

Distribution of net assets to predecessor owner, including cash of $1,663	(21,147)	—	—	14,168	—	(6,979)

The corporate reorganization	(365,734)	—	—	365,734	—	—

RSP Permian Holdco, L.L.C.’s contributions of interests in RSP Permian, L.L.C. in exchange for RSP Permian, Inc.’s common stock	—	63,275	633	(633)	—	—

Ted Collins, Jr., Wallace Family Partnership, LP, Collins & Wallace Holdings, LLC, Pecos Energy Partners, L.P. and ACTOIL LLC’s contributions in exchange for RSP Permian, Inc.’s common stock	—	—	—	642,436	—	642,436

Shares of common stock sold in initial public offering net of offering costs	—	9,225	92	163,052	—	163,144

Equity-based compensation	—	—	—	12,015	—	12,015

Net loss	—	—	—	—	(127,530)	(127,530)

BALANCE AT MARCH 31, 2014	$—	72,500	$725	$1,196,772	$(127,530)	$1,069,967

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(127,530)	$12,866
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	16,361	10,070
Abandoned equipment and intangibles	—	1
Accretion of asset retirement obligations	29	25
Equity based compensation	12,015	—
Amortization of loan fees	208	131
Deferred income taxes	135,213	—
Equity in earnings of investment	—	30
(Gain) on sale of assets	—	(6,129)
Loss on derivative instruments	4,153	1,657
Net cash payments on settled derivatives	(312)	(109)
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable from related parties	(7,529)	2,464
Other assets	(9,039)	(6,387)
Interest payable	89	(227)
Accounts payable	8,350	365
Accrued expenses	(1,007)	(172)
Net cash provided by operating activities	$31,001	$14,585
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	—	115,339
Additions to other property and equipment	(1,294)	255
Additions to oil and natural gas properties	(177,530)	(57,237)
Net cash provided by (used in) investing activities	$(178,824)	$58,357
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	163,144	—
Distributions	(1,663)	(29,805)
Borrowings under long-term debt	110,000	—
Payments on long-term debt	(126,155)	(85,000)
NPI payable	—	20,349
Net cash provided by (used in) financing activities	$145,326	$(94,456)
NET CHANGE IN CASH	$(2,497)	$(21,514)
CASH AT BEGINNING OF YEAR	$13,234	$52,263
CASH AT END OF YEAR	$10,737	$30,749
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$624	$3,420
NON-CASH ACTIVITIES
Assets purchased included in accounts payable and accrued expenses	$14,442	$2,202
Asset retirement obligation acquired	$2,412	$—
Common stock issued for oil and gas properties	$677,402	$—
Deferred tax liabilities recorded for oil and gas property acquisitions	$195,777	$—
Elimination of NPI payable	$36,931	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Description of the Business

RSP Permian, L.L.C., a Delaware limited liability company (“RSP LLC”), was formed on October 18, 2010 by its management team and an affiliate of Natural Gas Partners, a family of energy-focused private equity investment funds (“NGP”). RSP LLC is engaged in the acquisition, development and operation of oil and natural gas properties. Additional background on and details of the ownership of RSP LLC are available on the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

On January 23, 2014, RSP Permian, Inc. (“RSP Inc.”) completed an initial public offering (the “IPO”) and on January 17, 2014, shares of RSP Inc. began trading on the New York Stock Exchange under the ticker “RSPP.” In the IPO, 23 million shares were sold at $19.50 per share, raising $449 million of gross proceeds. Of the 23 million shares, 9.2 million were shares sold by RSP Inc., resulting in approximately $163 million of net proceeds, which were used to fully repay the Company’s $70 million term loan, repay outstanding borrowings of $56 million under its revolving credit facility, make cash payments to certain existing investors as partial consideration for the properties contributed to the Company by such persons, pay cash bonuses to certain of the Company’s employees in connection with the successful completion of the IPO, and fund a portion of its capital expenditure plan. The remaining 13.8 million shares sold in the IPO were sold by selling stockholders, and the Company did not receive any proceeds from the sale of those shares.

In connection with the IPO, several transactions occurred that changed the structure and scope of the Company:

•                  Corporate Reorganization: RSP LLC was contributed to RSP Permian Holdco, L.L.C., a newly formed limited liability company, which contributed all of its interests in RSP LLC to RSP Inc. in exchange for shares of RSP Inc.’s common stock, an assignment of RSP LLC’s pro rata share of an escrow related to the Resolute Sale (as defined and described in Note 3) and cash. As a result of this reorganization, RSP LLC became a wholly owned subsidiary of RSP Inc.

•                  The Rising Star Acquisition: RSP Inc. acquired from Rising Star Energy Development Co., L.L.C., a Texas limited liability company (“Rising Star”), working interests in certain acreage and wells in the Permian Basin in which RSP LLC already had working interests in exchange for shares of RSP Inc.’s common stock and cash.

•                  The Collins and Wallace Contributions: Ted Collins, Jr. (“Collins”), Wallace Family Partnership, LP (“Wallace LP”) and Collins & Wallace Holdings, LLC, a newly formed entity that is jointly owned by Collins and Wallace LP, contributed certain working interests in the Permian Basin in which RSP LLC already had working interests in exchange for shares of RSP Inc.’s common stock and, in the case of Collins and Wallace LP, cash (such contributions, the “Collins and Wallace Contributions”). See Note 3 for additional information.

•                  The Pecos Contribution: Pecos Energy Partners, L.P. (“Pecos”), an entity owned by certain members of the Company’s management team, contributed certain working interests in acreage and wells in the Permian Basin in which RSP LLC already had a working interest in exchange for shares of RSP Inc.’s common stock.

•                  The ACTOIL NPI Repurchase:  ACTOIL, LLC (“ACTOIL”), the owner of a 25% net profits interest (“NPI”) in substantially all of RSP LLC’s oil and natural gas properties taken as a whole, contributed their 25% NPI in exchange for shares of RSP Inc.’s common stock (such contribution, the “ACTOIL NPI Repurchase”).  See Note 3 for more information.

Basis of Presentation

These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the audited annual financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read together with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Subsequent Events

The Company has evaluated subsequent events of its consolidated financial statements. There were no material subsequent events requiring additional disclosure in these financial statements.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Although management believes these estimates are reasonable, actual results could differ from these estimates. Changes in estimates are recorded prospectively. Significant assumptions are required in the valuation of proved oil and natural gas reserves that may affect the amount at which oil and natural gas properties are recorded. Estimation of asset retirement obligations (“AROs”) and valuations of derivative instruments and the fair value of incentive unit compensation also require significant assumptions. It is possible that these estimates could be revised at future dates and these revisions could be material. Depletion of oil and natural gas properties are determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price estimates.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current period presentation.

Accounts Receivable from Related Parties

The Company’s accounts receivable from related parties as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Collins	$3,261	$—
Wallace LP	3,594	3,672
Collins & Wallace Holdings, LLC	252	—
	$7,107	$3,672

Prior to the IPO, Collins, Wallace LP and Collins & Wallace Holdings, LLC had non-operated working interests in substantially all of the oil and natural gas assets that the Company operates. The Company considers the accounts receivable from these related parties to be fully collectible.

Oil and Natural Gas Properties

The Company uses the successful efforts method of accounting for its oil and natural gas exploration and production activities. Costs incurred by the Company related to the acquisition of oil and natural gas properties and the cost of drilling development wells and successful exploratory wells are capitalized, while the costs of unsuccessful exploratory wells are expensed when determined to be unsuccessful.

The Company capitalizes interest on expenditures while activities are in progress to bring the assets to their intended use for significant exploration and development projects that last more than six months. The Company did not capitalize any interest in the three months ended March 31, 2014 and 2013 as no projects lasted more than six months. Costs incurred to maintain wells and related equipment, lease and well operating costs and other exploration costs are expensed as incurred. Gains and losses arising from sales of properties are generally included as income. Unproved properties are assessed periodically for possible impairment.

Capitalized acquisition costs attributable to proved oil and natural gas properties and leasehold costs are depleted on a field basis based on proved reserves using the unit-of-production method. Capitalized exploration well costs and development costs, including AROs, are depleted on a field basis, based on proved developed reserves. Depletion expense for oil and natural gas producing property was $16.3 million and $10.2 million for the three months ended March 31, 2014 and 2013, respectively, and is included in depreciation, depletion and amortization in the accompanying consolidated statements of operations.

The Company’s oil and natural gas properties as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Proved oil and natural gas properties	$1,064,430	$562,019
Unproved oil and natural gas properties	508,627	33,467
Total oil and natural gas properties	1,573,057	595,486
Less: accumulated depletion	(95,899)	(88,514)
Total oil and natural gas properties, net	$1,477,158	$506,972

In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the anticipated reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. As of March 31, 2014 and December 31, 2013, there were no costs capitalized in connection with exploratory wells in progress.

Capitalized costs are evaluated for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. To determine if a depletable unit (field) is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying estimates of future oil and natural gas prices to the estimated future production of oil and natural gas reserves over the economic life of the property and deducting future costs. Future net cash flows are based upon reservoir engineers’ estimates of proved reserves.

For a property determined to be impaired, an impairment loss equal to the difference between the property’s carrying value and estimated fair value is recognized. Fair value, on a field basis, is estimated to be the present value of the aforementioned expected future net cash flows. Unproved properties are assessed periodically to determine whether they have been impaired. An impairment allowance is provided on an unproved property when the Company determines that the property will not be developed. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value.  No impairment of proved property was recorded for the three months ended March 31, 2014 or 2013.

Natural gas volumes are converted to Boe at the rate of six Mcf of natural gas to one Bbl of oil. This convention is not an equivalent price basis and there may be a large difference in value between an equivalent volume of oil versus an equivalent volume of natural gas. NGL volumes are stated in barrels.

Asset Retirement Obligation

The Company records AROs related to the retirement of long-lived assets at the time a legal obligation is incurred and the liability can be reasonably estimated. AROs are recorded as long-term liabilities with a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost included in the carrying amount of the related asset is allocated to expense through depletion of the asset. Changes in the liability due to passage of time are generally recognized as an increase in the carrying amount of the liability and as corresponding accretion expense.

The Company estimates a fair value of the obligation on each well in which it owns an interest by identifying costs associated with the future down-hole plugging, dismantlement and removal of production equipment and facilities, and the restoration and reclamation of a field’s surface to a condition similar to that existing before oil and natural gas extraction began.

In general, the amount of ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date which is then discounted back to the date that the abandonment obligation was incurred using an estimated credit adjusted rate. If the estimated ARO changes, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.

After recording these amounts, the ARO is accreted to its future estimated value using the same assumed credit adjusted rate and the associated capitalized costs are depreciated on a unit-of-production basis.

The ARO consisted of the following for the periods indicated:

Three Months Ended March 31, 2014
(In thousands)
Asset retirement obligation at beginning of period	$2,584
Liabilities assumed	2,192
Accretion expense	29
Asset retirement obligation at end of period	$4,805

Income Taxes

RSP LLC was organized as a limited liability company and treated as a flow-through entity for federal income tax purposes.  As such, taxable income and any related tax credits were passed through to its members and are included in their tax returns even though such net taxable income or tax credits may not have actually been distributed. Accordingly, provision for federal and state corporate income taxes has been made only for the operations of RSP Inc. from January 23, 2014 through March 31, 2014 in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon the conversion from a limited liability company to a corporation on January 23, 2014, the Company established a $132 million provision for deferred income taxes, which was recognized as tax expense from continuing operations.  The primary upward adjustments in the effective tax rate above the U.S. statutory rate are the adjustment related to converting from a limited liability company to a corporation noted above along with non-deductible incentive unit compensation.

The following is an analysis of the Company’s consolidated income tax expense:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Current	$963	$—
Deferred	134,250	—

Provision for Income Taxes	$135,213	$—

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At March 31, 2014, the Company did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

The Company’s U.S. federal income tax returns and Texas franchise tax returns for 2010 and beyond remain subject to examination by the taxing authorities. There are no material unresolved items related to periods previously audited by these taxing authorities. No other jurisdiction’s returns are significant to the Company’s financial position.

New Accounting Pronouncements

The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable to it.  It does not expect the adoption of those standards to have a material impact on its financial position, results of operations or cash flows.

NOTE 3—ACQUISITIONS AND SALES OF OIL AND NATURAL GAS PROPERTY INTERESTS

Pro Forma Results

The Company’s pro forma results for the three months ended March 31, 2013 were derived from the actual results of the Company’s accounting predecessor, which reflects the combined results of RSP LLC and Rising Star, and have been adjusted to reflect the Collins and Wallace Contributions and the ACTOIL NPI Repurchase, both of which were completed in connection with the IPO on January 23, 2014, as if such transactions had occurred on January 1, 2013. Additionally, the pro forma results for the three months ended March 31, 2013 include the estimated activity associated with the Spanish Trail Acquisition (as defined below), which was completed in September 2013, and the Resolute Sale, which was completed in March 2013, as if each of these transactions had occurred on January 1, 2013.

Our pro forma results for the three months ended March 31, 2014 were derived from our actual results and have been adjusted to reflect the Collins and Wallace Contributions and the ACTOIL NPI Repurchase, both of which were completed in connection with the IPO on January 23, 2014, as if such transactions had occurred on January 1, 2013.

The pro forma financial information included below does not give effect to certain acquisitions that were immaterial to our actual and pro forma results for the periods reflected below and does not make any adjustments for non-recurring expenses associated with the IPO.

The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands)		(In thousands)
Contributions:
Revenues	$57,758	$62,744	$24,655	$34,100
Net income (loss)	$(127,530)	$(127,301)	$12,866	$16,519

Recent Acquisitions

During the first quarter of 2014, the Company acquired additional acreage prospective for horizontal development in Martin, Glasscock and Dawson counties for an aggregate purchase price of approximately $79 million in three separate transactions with approximately $69 million recorded as proved oil and natural gas properties. The transactions were financed with borrowings under the Company’s revolving credit facility.

Collins and Wallace Contributions

Collins, Wallace LP and Collins & Wallace Holdings, LLC contributed to RSP Inc. certain working interests in the Permian Basin in which RSP LLC already had working interests. In exchange, (i) Collins received shares of RSP Inc.’s common stock and the right to receive approximately $1.6 million in cash, (ii) Wallace LP received shares of RSP Inc.’s common stock and the right to receive $0.6 million in cash, and (iii) Collins & Wallace Holdings, LLC received shares of RSP Inc.’s common stock. The Collins and Wallace Contributions occurred in connection with the IPO.

These contributed working interests consist of the following: (i) Collins’ non-operated working interest in substantially all of the oil and natural gas properties that RSP LLC owned prior to the Spanish Trail Acquisition; (ii) Wallace LP’s non-operated working interest in substantially all of the oil and natural gas properties that RSP LLC owned prior to the Spanish Trail Acquisition; and (iii) Collins & Wallace Holdings, LLC’s non-operated working interest in the Spanish Trail Assets (as defined below).

A summary of the consideration transferred and the fair value of assets and liabilities acquired in connection with the Collins and Wallace Contributions is as follows (in thousands):

Value of the 22,023,654 shares of the Company’s common stock issued in the Collins and Wallace Contributions	$429,461
Cash paid in the Collins and Wallace Contributions	2,219
Total consideration for the assets contributed in the Collins and Wallace Contributions	$431,680

Fair value of oil and natural gas properties	$644,052
Asset retirement obligation	(1,063)
Deferred tax liability*	(211,309)
Total net assets acquired	$431,680

*       Amount represents the estimated book to tax difference in oil and natural gas properties as of the acquisition date on a tax-effected basis of approximately 35%.

ACTOIL NPI Repurchase

In July 2011, RSP LLC sold to ACTOIL a 25% NPI in substantially all of its oil and natural gas properties taken as a whole.  In addition, RSP LLC sold to ACTOIL a 25% NPI in the oil and natural gas properties acquired by RSP LLC in the Spanish Trail Acquisition. In connection with the IPO, ACTOIL contributed both 25% NPIs to the Company in exchange for shares of RSP Inc.’s common stock. The 25% NPIs exchanged for shares in the Company had a value of approximately $210.9 million and were accounted for as asset acquisitions.

The Company’s predecessor’s sale of properties to Resolute Natural Resources Southwest LLC (“Resolute”) in December 2012 and March 2013 resulted in ACTOIL earning cash proceeds through its NPI in the properties sold.  ACTOIL reduced its NPI account cumulative deficit balance with these proceeds, rather than receiving a cash distribution.  As such, the Company’s predecessor applied the NPI proceeds dollar-for-dollar to reduce the NPI deficit balance and recorded the amount as a long-term NPI payable on its balance sheet.  This amount was eliminated upon ACTOIL contributing its NPI in exchange for common shares.

A summary of the consideration transferred and the assets acquired and liabilities acquired in connection with the ACTOIL NPI Repurchase is as follows (in thousands):

Value of the 10,816,626 shares of the Company’s common stock issued in the ACTOIL NPI Repurchase	$210,924
Elimination of NPI payable	(36,931)
Total consideration for the assets contributed in the ACTOIL NPI Repurchase	$173,993

Oil and natural gas properties cost	$158,115
Asset retirement obligation	(639)
Deferred tax asset*	16,517
Total net assets acquired	$173,993

*       Amount represents the estimated book to tax difference in oil and natural gas properties as of the acquisition date on a tax-effected basis of approximately 35%.

Spanish Trail Acquisition

On September 10, 2013, RSP LLC acquired additional working interests in certain of its existing properties in the Permian Basin (the “Spanish Trail Acquisition”) from Summit Petroleum, LLC (“Summit”) and EGL Resources, Inc. (“EGL”).  The aggregate purchase price for the assets to be acquired in the Spanish Trail Acquisition (the “Spanish Trail Assets”) agreed to by RSP LLC and the sellers was $155 million.

Subsequent to the signing of the purchase agreement and prior to the closing of the Spanish Trail Acquisition, Collins and Wallace LP, non-operating working interest owners in the Spanish Trail Assets, exercised preferential purchase rights granted under a joint operating agreement among the working interest owners in the Spanish Trail Assets. The preferential purchase rights gave Collins and Wallace LP the right to purchase a portion of the working interests sold by Summit and EGL. Collins and Wallace LP completed this acquisition through Collins & Wallace Holdings, LLC, a newly formed entity that is jointly owned by Collins and Wallace LP, which contributed these acquired assets to RSP Inc. in exchange for shares of RSP Inc.’s common stock in connection with the IPO. The exercise of the preferential purchase rights reduced RSP LLC’s purchase price from $155 million to $121 million.

Simultaneously with the closing of the Spanish Trail Acquisition, pursuant to ACTOIL’s exercise of a right of first refusal granted by RSP LLC in the agreement that governs ACTOIL’s NPI investment, RSP LLC conveyed a 25% NPI in the Spanish Trail Asses taken as a whole, excluding the portion acquired by Collins & Wallace Holdings, LLC, to ACTOIL in exchange for cash equal to 25% of RSP LLC’s $121 million purchase price.

RSP LLC allocated the net purchase price to the oil and natural gas properties acquired and asset retirement obligation assumed as follows (in thousands):

Net purchase price	$120,521
25% NPI Sale to ACTOIL	(30,131)
Oil and natural gas properties acquired	$90,390
Asset retirement obligation assumed	296
Oil and natural gas properties	$90,686

The Spanish Trail Acquisition was funded with a $70 million term loan, borrowings under the Company’s revolving credit facility (described below in Note 6) and the issuance of the NPI to ACTOIL described above.

Resolute Sale

Effective October 1, 2012, RSP LLC, ACTOIL and other minority non-operating working interest owners entered into a Purchase, Sale, and Option Agreement (“PSA”) to sell an undivided 32.35% interest in certain assets for an aggregate purchase price of $110 million to Resolute (the “Resolute Sale”). The Company’s share of the purchase price was $69 million and was recorded as a reduction to the basis of the underlying oil and natural gas properties. To the extent that the proceeds received exceeded the cost basis of the oil and natural gas properties, the Company recorded a gain on the sale. In addition, RSP LLC and the other sellers sold Resolute an option (the “Option”) for $5 million, $2.4 million of which was the Company’s share. The Option allowed Resolute to acquire the remaining 67.65% interest in these certain assets. The Option was non-refundable and only entitled Resolute to a limited time period during which it could exercise the right to acquire the remaining interest in these certain assets, and therefore the Option fee was included in the consideration transferred in computing the gain on disposition of the assets described above. The Company recorded a gain in connection with the sale of the 32.35% interest in these assets and Option fee in the amount of $6.7 million for the year ended December 31, 2012.

In March 2013, Resolute exercised the right to acquire the 67.65% remaining interest in these assets from RSP LLC, ACTOIL and other working interest owners for an additional purchase price of approximately $230 million. RSP LLC’s share of the purchase price was $144.2 million. In connection with the transaction closing in March 2013, RSP LLC recorded a gain of approximately $6 million.

The PSA contained customary closing conditions and included a $5 million title and environmental escrow (net to RSP LLC) and an $11 million indemnity escrow (net to RSP LLC) which were held back from the initial purchase price to provide for these contingencies. Amounts held in escrow for potential indemnity matters were not initially considered in the computation of the gain in connection with the sale of these certain assets because the Company could not reasonably estimate the potential outcome of any such matters at the time of the initial closing of the transaction.

Subsequent to the initial closing, in October 2013, RSP LLC received the first two scheduled escrow payments under the terms of the PSA totaling approximately $12 million. The receipt of these funds substantially resolved any uncertainty associated with the ability to collect the remaining portion of the amounts held in escrow, and therefore, the Company recorded the gain associated with all funds received and the remaining escrow amounts not yet received as collectability of such amounts was deemed probable. For the twelve months ended December 31, 2013, the total gain recognized on the Resolute Sale was approximately $22.7 million.

NOTE 4—DERIVATIVE INSTRUMENTS

Commodity Derivative Instruments

The Company uses derivative instruments to manage its exposure to cash-flow variability from commodity-price risk inherent in its crude oil and natural gas production. These include over-the-counter (“OTC”) swaps, put options and collars. The derivative instruments are recorded at fair value on the consolidated balance sheets and any gains and losses are recognized in current period earnings.

Each swap transaction has an established fixed price. When the settlement price is above the fixed price, the Company pays its counterparty an amount equal to the difference between the settlement price and the fixed price multiplied by the hedged contract volume. When the settlement price is below the fixed price, the counterparty pays the Company an amount equal to the difference between the settlement price and the fixed price multiplied by the hedged contract volume.

Each put transaction has an established floor price. The Company pays the counterparty a premium in order to enter into the put transaction. When the settlement price is below the floor price, the counterparty pays the Company an amount equal to the difference between the settlement price and the fixed price multiplied by the hedged contract volume. When the settlement price is above the floor price, the put option expires.  All put options have expired as of December 31, 2013.

Each collar transaction has an established price floor and ceiling. When the settlement price is below the price floor established by these collars, the Company receives an amount from its counterparty equal to the difference between the settlement price and the price floor multiplied by the hedged contract volume. When the settlement price is above the price ceiling established by these collars, the Company pays its counterparty an amount equal to the difference between the settlement price and the price ceiling multiplied by the hedged contract volume.

The following table summarizes all open positions as of March 31, 2014:

	Year 2014	Year 2015
Crude Oil Swaps:
Notional volume (Bbl)	180,000	120,000
Weighted average price ($/Bbl)(1)	$94.50	$92.60
Crude Oil Collars:
Notional volume (Bbl)	1,149,000	492,000
Weighted average floor price ($/Bbl)(1)	$86.29	$85.49
Weighted average ceiling price ($/Bbl)(1)	$100.35	$94.14
Natural Gas Collars:
Notional volume (Mmbtu)	1,350,000	—
Weighted average floor price ($/Mmbtu)(2)	4.00	—
Weighted average ceiling price ($/Mmbtu)(2)	4.78	—

(1)         The crude oil derivative contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude.

(2)         The natural gas derivative contracts are settled based on the NYMEX Henry Hub closing settlement price.

Fair Values and Gains (Losses)

The following table presents the fair value of derivative instruments. The Company’s derivatives are presented as separate line items in its consolidated balance sheets as current and noncurrent derivative instrument assets and liabilities.  The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of the Company’s master netting arrangements.

	Assets		Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In thousands)
Derivative Instruments:
Current amounts
Commodity contracts	$225	$671	$(4,156)	$(1,562)
Noncurrent amounts
Commodity contracts	440	1,078	(207)	(43)

Total derivative instruments	$665	$1,749	$(4,363)	$(1,605)

Gains and losses on derivatives are reported in the consolidated statements of operations.

The following represents the Company’s reported gains and losses on derivative instruments for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Loss on derivative instruments:
Commodity derivative instruments	$(4,153)	$(1,653)
Interest rate derivative instruments	—	(4)
Total	$(4,153)	$(1,657)

Offsetting of Derivative Assets and Liabilities

The following table presents the Company’s gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments(a)	Net Amount
	(In thousands)
March 31, 2014
Derivative instrument assets with right of offset or master netting agreements	$665	$(507)	$158
Derivative instrument liabilities with right of offset or master netting agreements	$(4,363)	$507	$(3,856)

December 31, 2013
Derivative instrument assets with right of offset or master netting agreements	$1,749	$(1,332)	$417
Derivative instrument liabilities with right of offset or master netting agreements	$(1,605)	$1,332	$(273)

(a)         With all of the Company’s financial trading counterparties, the Company has agreements in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

Credit-Risk Related Contingent Features in Derivatives

None of the Company’s derivative instruments contains credit-risk related contingent features. No amounts of collateral were posted by the Company related to net positions as of March 31, 2014 and December 31, 2013.

NOTE 5—FAIR VALUE MEASUREMENTS

The book values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.  The book value of the Company’s credit facilities approximate fair value as the interest rates are variable.  The fair value of derivative financial instruments is determined utilizing industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, contract terms and prices, credit risk adjustments, implied market volatility and discount factors.

The Company has categorized its assets and liabilities measured at fair value, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

Fair Value Measurement on a Recurring Basis

The following table presents, by level within the fair value hierarchy, the Company’s assets and liabilities that are measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of March 31, 2014:
Commodity derivative instruments	$—	$(3,698)	$—	$(3,698)
Total	$—	$(3,698)	$—	$(3,698)

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of December 31, 2013:
Commodity derivative instruments	$—	$144	$—	$144
Total	$—	$144	$—	$144

Significant Level 2 assumptions used to measure the fair value of the commodity derivative instruments include current market and contractual commodity prices, implied volatility factors, appropriate risk adjusted discount rates, as well as other relevant data.

Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2014 and the year ended December 31, 2013.

Nonfinancial Assets and Liabilities

Assets and liabilities acquired in business combinations are recorded at their fair value on the date of acquisition. Significant Level 3 assumptions associated with the calculation of future cash flows used in the analysis of fair value of the oil and natural gas property acquired include the Company’s estimate of future commodity prices, production costs, development expenditures, production, risk-adjusted discount rates and other relevant data. Additionally, fair value is used to determine the inception value of the Company’s AROs. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition. Additions to the Company’s AROs represent a nonrecurring Level 3 measurement.

The Company reviews its proved oil and natural gas properties for impairment purposes by comparing the expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. Significant assumptions associated with the calculation of future cash flows used in the impairment analysis include the estimate of future commodity prices, production costs, development expenditures, production, risk-adjusted discount rates and other relevant data. As such, the fair value of oil and natural gas properties used in estimating impairment represents a nonrecurring Level 3 measurement.

NOTE 6—CREDIT AGREEMENT

On September 10, 2013, in conjunction with the Spanish Trail Acquisition, the Company amended and restated its credit agreement, dated December 15, 2010, with Comerica Bank, as administrative agent, and expanded its syndicated bank group to 11 lenders.  In addition, the Company entered into a new term loan in the amount of $70 million to partially finance the Spanish Trail Acquisition.

The Company’s revolving credit facility requires it to maintain the following three financial ratios:

•                  a working capital ratio, which is the ratio of consolidated current assets (includes unused commitments under its revolving credit facility and excludes restricted cash and derivative assets) to consolidated current liabilities (excluding the current portion of long-term debt under the credit facility and derivative liabilities), of not less than 1.0 to 1.0;

•                  a minimum interest coverage ratio, which is the ratio of consolidated EBITDAX (as defined in the credit agreement) to consolidated interest expense, of not less than 3.0 to 1.0; and

•                  a leverage ratio, which is the ratio of the sum of all of the Company’s debt to the consolidated EBITDAX (as defined in the credit agreement) for the four fiscal quarters then ended, of not greater than 4.0 to 1.0.

The Company’s revolving credit facility contains restrictive covenants that may limit its ability to, among other things, incur additional indebtedness, make loans to others, make investments, enter into mergers, make or declare dividends, enter into commodity hedges exceeding a specified percentage or its expected production, enter into interest rate hedges exceeding a specified percentage of its outstanding indebtedness, incur liens, sell assets or engage in certain other transactions without the prior consent of the lenders.

The Company was in compliance with such covenants and ratios as of March 31, 2014.

Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. RSP LLC has a choice of borrowing in Eurodollars or at the adjusted base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the quotient of: (i) the LIBOR Rate divided by (ii) a percentage equal to 100% minus the maximum rate on such date at which the Administrative Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 125 to 200 basis points, depending on the percentage of its borrowing base utilized. Adjusted base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s reference rate; (ii) the federal funds effective rate plus 100 basis points; and (iii) the adjusted LIBOR rate plus 100 basis points, plus an applicable margin ranging from 25 to 100 basis points, depending on the percentage of its borrowing base utilized, plus a facility fee of 0.50% charged on the borrowing base amount. At March 31, 2014, the variable rate of interest under the Company’s revolving credit facility was 1.73%. The Company may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs. As of March 31, 2014, the revolving credit facility has a margin of 1.25% to 2.00% plus LIBOR, plus a facility fee of 0.50% charged on the borrowing base amount.

The amount available to be borrowed under the revolving credit facility is subject to a borrowing base that is re-determined semiannually each May and November and depends on the volumes of proved oil and natural gas reserves and estimated cash flows from these reserves and commodity hedge positions. The borrowing base under the Company’s amended and restated credit agreement is $300 million as of March 31, 2014, with lender commitments of $500 million.

The maturity date of the Company’s revolving credit facility is September 10, 2017.

On January 23, 2014, the Company repaid the term loan in full, and as of March 31, 2014, the Company had no contractual obligations with respect to the term loan.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company may at times be subject to claims and legal actions. Management believes it is remote that the impact of such matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed as incurred. The Company has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

The Company accounts for environmental contingencies in accordance with the accounting guidance related to accounting for contingencies. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation, are expensed.

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At March 31, 2014 and December 31, 2013, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

Leases

During 2011, RSP LLC entered into a month-to-month operating lease agreement and a long-term operating lease agreement for office space.  During February 2014, the Company entered into a 64-month lease agreement through May 2019 for office space.  Rent expense for the three months ended March 31, 2014 and 2013 was $82 thousand and $62 thousand.

NOTE 8—EQUITY-BASED COMPENSATION

Restricted Stock Awards

In connection with the IPO, the Company adopted the RSP Permian, Inc. 2014 Long Term Incentive Plan (the “LTIP”) for the employees, consultants and directors of the Company and its affiliates who perform services for the Company.  Refer to “Part III, Item 11. Executive Compensation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information related to these equity-based compensation plans.

Share-based compensation expense for restricted stock awards issued to both employees and non-employee directors, which was recorded in “General and administrative expenses” in the accompanying consolidated statements of operations, was $0.8 million for the three months ended March 31, 2014.  The Company views restricted stock awards with graded vesting as single awards with an expected life equal to the average expected life and amortize the awards on a straight-line basis over the life of the awards.

The compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of March 31, 2014, the Company had unrecognized compensation expense of $8.9 million related to restricted stock awards which is expected to be recognized over a weighted average period of 2.2 years.

The following table represents restricted stock award activity for the three months ended March 31, 2014:

	Shares	Wtd. Avg. Grant Price
Restricted shares outstanding, beginning of period	—	$—
Restricted shares granted	421,999	23.05
Restricted shares outstanding, end of period	421,999	$23.05

Incentive Units

Pursuant to the LLC Agreement of RSP LLC, certain incentive units are available to be issued to the Company’s management and employees, consisting of Tier I, Tier I A, Tier II, Tier III and Tier IV units. The incentive units are intended to be compensation for services rendered to the Company. All incentive units, whether vested or not, are forfeited if payouts are not achieved by a specified date. Tier I and Tier I A incentive units vest ratably over three years but are subject to forfeiture if payout is not achieved. Tier I and Tier I A payout is realized upon the return of members’ invested capital and a specified rate of return. Tiers II, III and IV incentive units vest only upon the achievement of certain distribution thresholds for each such Tier and each Tier of the incentive units is subject to forfeiture if the applicable required payouts are not achieved.  In addition, vested and unvested units will be forfeited if an incentive unit holder’s employment is terminated for cause or if the unitholder voluntarily terminates his or her employment.

In connection with the IPO, the incentive units of RSP LLC became incentive units in RSP Permian Holdco, L.L.C. and therefore based upon distributions to members of RSP Permian Holdco, L.L.C. rather than members of RSP LLC.  The terms and conditions of the profits interest awards remained substantially similar to the terms applicable to the incentive unit awards prior to the IPO, including the retention of existing vesting schedules.  See “Part III, Item 11. Executive Compensation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding the incentive units.

The achievement of payout conditions is a performance condition that requires the Company to assess, at each reporting period, the probability that an event of payout will occur. Compensation cost is required to be recognized at such time that the payout terms are probable of being met. At the grant dates and subsequent reporting periods, the Company did not deem as probable that such payouts would be achieved for any Tier of incentive units.

At such time that the occurrence of the performance conditions associated with these incentive units are deemed probable, the Company will record a non-cash compensation expense based upon the grant date fair value of the incentive units that are probable of reaching payout as a result of reaching established distribution thresholds. As of December 31, 2013, the unrecognized non-cash compensation expense associated with all tiers of the incentive units was approximately $16.3 million. After successful completion of the IPO, the performance conditions associated with the Tier I, Tier I A and Tier II incentive units were deemed probable of reaching payout, which resulted in the recognition of non-cash compensation expense of approximately $11.1 million. The Tier I A and Tier II incentive units will have a remaining unrecognized non-cash compensation expense of approximately $1.6 million which will be amortized over the remaining service period and result in a $0.7 million non-cash compensation expense in the remainder of 2014 and $0.9 million in 2015. The remaining unrecognized non-cash compensation expense related to the Tier III and Tier IV incentive units is approximately $3.5 million and will be recognized when it is deemed that the Tier III and Tier IV incentive units are probable of reaching payout as a result of reaching the established distribution thresholds.

NOTE 9—EARNINGS PER SHARE & PRO FORMA EARNINGS PER SHARE

Earnings per Share

The Company’s basic earnings per share amounts have been computed using the two-class method based on the weighted-average number of shares of common stock outstanding for the period.  Because the Company recognized a net loss for the first quarter of 2014, unvested restricted share awards were not recognized in dilutive earnings per share calculations as they would be antidilutive.  A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

Three Months Ended March 31, 2014
(In thousands)
Numerator:
Net loss available to stockholders	$(127,530)
Basic net loss allocable to participating securities (1)	—
Loss available to stockholders	$(127,530)

Denominator:
Weighted average number of common shares outstanding - basic	62,904
Effect of dilutive securities:
Restricted stock	—
Weighted average number of common shares outstanding - diluted	62,904

Net loss per share:
Basic	$(2.03)
Diluted	$(2.03)

(1)    Restricted share awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

Pro Forma Earnings per Share

The Company computed a pro forma income tax provision as if the Company was subject to income taxes since January 1, 2014. The pro forma tax provision has been calculated at a rate based upon a federal corporate level tax rate and a state tax rate, net of federal benefit, and excludes the non-recurring tax adjustment related to the conversion of the Company from an LLC to a corporation on January 23, 2014, as further described in Note 2 under “Income Taxes.”

The Company’s pro forma basic earnings per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period, as if the common shares issued in the IPO were outstanding for the entire year. A reconciliation of the components of pro forma basic and diluted earnings per common share is presented in the table below:

Three Months Ended March 31, 2014
Numerator:
Income before taxes, as reported	$7,683
Pro forma provision for income taxes	2,689
Pro forma net income available to stockholders	4,994
Basic net income allocable to participating securities	29
Pro forma net income available to stockholders	$4,956

Denominator:
Weighted average number of common shares outstanding - basic	72,500
Effect of dilutive securities:
Restricted stock	—
Weighted average number of common shares outstanding - diluted	72,500

Net income per share:
Basic	$0.07
Diluted	$0.07

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes in “Part I, Item 1. Financial Statements.”  The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Please see “Cautionary Note Regarding Forward-Looking Information” elsewhere in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our Predecessor and RSP Permian, Inc.

RSP Permian, Inc. was formed in September 2013 and does not have historical financial operating results. For purposes of this Quarterly Report on Form 10-Q, our accounting predecessor reflects the combined results of RSP LLC and Rising Star.

RSP LLC was formed in 2010 to engage in the acquisition, development, exploration and exploitation of oil and natural gas reserves in the Permian Basin. In connection with the IPO, pursuant to the terms of a corporate reorganization, RSP LLC became a wholly owned subsidiary of RSP Inc. See “— The IPO and Related Transactions—Corporate Reorganization” for more information. Also in connection with the IPO, Rising Star contributed to RSP Inc. certain assets that represent substantially all of Rising Star’s production and revenues for each of the years ended December 31, 2013 and 2012 in exchange for shares of RSP Inc.’s common stock and cash. See “— The IPO and Related Transactions—The Rising Star Acquisition” for more information.

The IPO and Related Transactions

In January 2014, we successfully completed the IPO, selling 23 million shares at $19.50 per share and raising $449 million in gross proceeds. Of the 23 million shares, 9.2 million were shares sold by RSP Inc., resulting in approximately $163 million of net proceeds. We did not receive any proceeds from the sale of shares by selling stockholders. In connection with the IPO, we completed the transactions described below.

Corporate Reorganization.  Pursuant to the terms of a corporate reorganization, (i) the members of RSP LLC contributed all of their interests in RSP LLC to RSP Permian Holdco, L.L.C., a newly formed entity that is wholly owned by such members, and (ii) RSP Permian Holdco, L.L.C. contributed all of its interests in RSP LLC to RSP Inc. in exchange for shares of common stock of RSP Inc., an assignment of RSP LLC’s pro rata share of an escrow related to the Resolute Sale (which escrow is described in Note 3 to the consolidated financial statements) and the right to receive approximately $27.7 million in cash. As a result of the reorganization, RSP LLC became a wholly owned subsidiary of RSP Inc.

The Rising Star Acquisition. We acquired from Rising Star working interests in certain acreage and wells in the Permian Basin in which RSP LLC already had working interests in exchange for shares of RSP Inc. common stock and the right to receive approximately $1.7 million in cash.

The Collins and Wallace Contributions. Collins, Wallace LP and Collins & Wallace Holdings, LLC, a newly formed entity that is owned equally by Collins and Wallace LP, contributed to RSP Inc. certain working interests in the Permian Basin in which RSP LLC already had working interests. In exchange, (i) Collins received shares of RSP Inc.’s common stock and the right to receive approximately $1.6 million in cash, (ii) Wallace LP received shares of RSP Inc.’s common stock and the right to receive $0.6 million in cash and (iii) Collins & Wallace Holdings, LLC received shares of RSP Inc.’s common stock.

The Pecos Contribution. Pecos, an entity owned by certain members of our management team, contributed to RSP Inc. certain working interests in certain acreage and wells in the Permian Basin in which RSP LLC. already has working interests (the “Pecos Contribution”). In exchange, Pecos received shares of RSP Permian, Inc.’s common stock.

The ACTOIL NPI Repurchase. In July 2011, RSP LLC sold to ACTOIL a 25% NPI in substantially all of its oil and natural gas properties taken as a whole, and in September 2013, RSP LLC sold to ACTOIL a 25% NPI in the

Spanish Trail Assets acquired by RSP LLC.  ACTOIL contributed both 25% NPIs to RSP Inc. in exchange for shares of RSP Inc.’s common stock.

Recent Acquisitions

During the first quarter of 2014, the Company acquired additional acreage prospective for horizontal development located in Martin, Glasscock and Dawson counties in Texas for an aggregate purchase price of approximately $79 million in three separate transactions, which are described below in more detail, with approximately $69 million recorded as proved oil and natural gas properties. These transactions were financed with borrowings under the Company’s revolving credit facility.

In Martin County, the Company acquired a 17.5% non-operated working interest in producing properties located between the Company’s operated leasehold positions. The properties include 6,451 gross (1,125 net) acres, and net production, on a two-stream basis, averaged approximately 500 Boe per day (76% oil) for the month of February 2014 from 147 vertical wells. The operator of these properties has indicated it has identified 196 horizontal drilling locations in six target intervals, including the Middle Spraberry, Lower Spraberry, Wolfcamp A, Wolfcamp B, Wolfcamp D (Cline) and Clearfork formations.

In Glasscock County, the Company acquired a 100% operated working interest in 961 acres of undeveloped leasehold. The Company has identified 30 horizontal locations on these properties in the Middle Spraberry, Lower Spraberry, Wolfcamp A, Wolfcamp B and Wolfcamp D (Cline) formations.

In Dawson County, the Company also acquired an additional 3,766 gross (3,230 net) undeveloped acres in the area where RSP LLC acquired leasehold interests in October 2013, bringing the Company’s total acreage in Dawson County to 13,230 gross (11,345 net) acres. The Company has identified approximately 61 additional net horizontal locations in the Middle Spraberry, Lower Spraberry and Wolfcamp A/B formations.

Pro Forma Quarterly Financial Data

The financial information provided in the Company’s financial statements includes 22 days of the Company’s predecessor financial information plus the Company’s activities for the rest of the quarter.

The below pro forma information for the three months ended December 31, 2013 was derived from the actual results of the Company’s predecessor, which reflects the combined results of RSP LLC and Rising Star, and the below pro forma information for the three months ended March 31, 2014 was derived from our actual results.  The below pro forma information has been adjusted to reflect the Collins and Wallace Contributions and the ACTOIL NPI Repurchase, both of which were completed in connection with the IPO on January 23, 2014, as if such transactions had occurred on January 1, 2013.  The below pro forma information also reflects adjustments for non-recurring expenses associated with the IPO.

The pro forma financial information included below does not give effect to certain acquisitions that were immaterial to our actual and pro forma results for the periods reflected below.

	RSP Permian, Inc.		RSP Permian, Inc. Pro Forma
	Three Months Ended		Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Production data:
Oil (MBbls)	544	347	594	516
Natural gas (MMcf)	573	403	621	574
NGLs (MBbls)	133	69	143	109
Total (MBoe)	772	483	841	721
Average net daily production (Boe/d)	8,578	5,250	9,339	7,837
Average prices before effects of hedges(1)(2):
Oil (per Bbl)	$94.60	$94.64	$94.21	$94.38
Natural gas (per Mcf)	3.85	3.53	3.86	3.38
NGLs (per Bbl)	30.79	30.68	30.82	28.94
Total (per Boe)	$74.82	$75.32	$74.65	$74.64
Average realized prices after effects of hedges(1)(2):
Oil (per Bbl)	$93.91	$95.44	$93.57	$94.91
Natural gas (per Mcf)	3.85	3.53	3.86	3.38
NGLs (per Bbl)	30.79	30.68	30.82	28.94
Total (per Boe)	$75.22	$75.89	$74.19	$75.02
Average costs (per Boe):
Lease operating expenses	$9.15	$8.53	$9.23	$8.74
Production and ad valorem taxes	5.02	4.98	4.91	6.31
Depreciation, depletion and amortization	21.19	12.52	23.79	17.96
General and administrative expenses(3)	22.04	2.44	2.46	1.60

(1)         Average prices shown in the table reflect prices both before and after the effects of our cash payments/receipts on our commodity derivative transactions. Our calculation of such effects includes realized gains or losses on cash settlements for commodity derivative transactions and an adjustment to reflect premiums incurred previously or upon settlement that are attributable to instruments settled in the period.

(2)         Average realized prices for oil are net of transportation costs. Average realized prices for natural gas do not include transportation costs; instead, transportation costs related to our gas production and sales are included in our lease operating expenses. No transportation costs are associated with NGL production and sales.

(3)         Pro forma general and administrative expenses do not include additional expenses we would have incurred as a result of being a public company for the entire period presented.  In addition, non-recurring general and administrative expenses associated with non-cash compensation expense were excluded from the pro forma general and administrative expenses.

Statement of Operations

(Unaudited)

	RSP Permian, Inc.		RSP Permian, Inc. Pro Forma
	Three Months Ended		Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In thousands)
Revenues:
Oil sales	$51,471	$32,842	$55,930	$48,733
Natural gas sales	2,206	1,421	2,397	1,937
NGL sales	4,081	2,117	4,417	3,145
Total revenues	$57,758	$36,380	$62,744	$53,815

Operating expenses:
Lease operating expenses	$7,063	$4,120	$7,757	$6,298
Production and ad valorem taxes	3,876	2,403	4,127	4,546
Depreciation, depletion and amortization	16,361	6,045	19,994	12,940
Asset retirement obligation accretion	29	38	38	53
Exploration	756	74	756	74
General and administrative expenses	17,016	1,180	2,064	1,157
Total operating expenses	45,101	13,860	34,736	25,068
Operating income	$12,657	$22,520	$28,008	$28,747

Other income (expense):
Other income	$310	$338	$309	$339
Gain (loss) on derivative instruments	(4,153)	758	(4,153)	758
Interest expense	(1,131)	(3,446)	(1,131)	(4,865)
Total other income (expense)	$(4,974)	$(2,350)	$(4,975)	$(3,768)
Income before taxes	7,683	20,170	23,033	24,979
Income tax (expense) benefit	(135,213)	(2,194)	(8,292)	(8,992)
Net income	$(127,530)	$17,976	$14,741	$15,987

Overview

The Company’s financial and operating performance for the three months ended March 31, 2014 included the following highlights:

•                  Completed the IPO, issuing 23 million shares at $19.50 per share for gross proceeds of $449 million;

•                  Acquired $800 million of oil and gas properties in the Company’s core area through the Collins and Wallace Contributions, the ACTOIL NPI Repurchase, the Pecos Contribution and the acquisition from Rising Star;

•                  Acquired approximately $79 million of oil and gas properties in Martin, Glasscock and Dawson counties in Texas; and

•                  Added our fourth operated horizontal rig and our second operated vertical rig, tripling our total rig count compared to six months ago.

During the three months ended March 31, 2014, our average daily production was approximately 8,578 Boe/d, consisting of 6,045 Bbls/d of oil, 6,363 Mcf/d of natural gas and 1,472 Bbls/d of NGLs, an increase of 98%, or 4,245 Boe/d, from our average daily production of 4,333 Boe/d for the three months ended March 31, 2013, consisting of 2,878 Bbls/d of oil, 4,733 Mcf/d of natural gas and 667 Bbls/d of NGLs. This increase in our average net daily production was despite the Resolute Sale, pursuant to which we sold approximately 40% of our then-current production, which closed in part in December 2012 and in part in March 2013.

During the first quarter of 2014, the Company drilled 16 horizontal wells (seven operated) and completed ten horizontal wells (six operated). The Company is currently in the drilling or completion phase on ten operated horizontal wells in five different horizontal zones: one Middle Spraberry, four Lower Spraberry, one Wolfcamp A, three Wolfcamp B and one Wolfcamp D. The Company’s operated horizontal rigs are operating in Midland County (two rigs), Andrews County (one rig) and Dawson County (one rig). The Company’s two operated vertical rigs are both operating in Midland County. The Company expects to operate four horizontal rigs and two vertical rigs for the remainder of 2014.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•                  production volumes;

•                  realized prices on the sale of oil, natural gas and NGLs, including the effect of our commodity derivative contracts on our production; and

•                  lease operating expenses.

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGLs that are extracted from our natural gas during processing. Our oil and natural gas revenues do not include the effects of derivatives. For the three months ended March 31, 2014 and 2013, our revenues were derived 89% from oil sales. Natural gas sales accounted for approximately 4% and 5% of total sales for the three months ended March 31, 2014 and 2013, respectively. Our revenues from NGL sales for the three months ended March 31, 2014 and 2013 were 7% and 6%, respectively. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Production Volumes

The following table presents historical production volumes for the Company’s properties for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013	% Change
Oil (MBbls)	544	259	110%
Natural gas (MMcf)	573	426	34%
NGLs (MBbls)	133	60	120%
Total (MBoe)	772	390	98%
Average net daily production (Boe/d)	8,578	4,333	98%

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

The following table provides the high and low prices for NYMEX WTI and NYMEX Henry Hub prompt month contract prices and our differential to the average of those benchmark prices for the periods indicated. The differential varies, but our oil and natural gas normally sell at a discount to the NYMEX WTI and NYMEX Henry Hub price, respectively.

	Three Months Ended March 31,
	2014	2013
Oil:
NYMEX WTI high	$104.92	$97.94
NYMEX WTI low	91.66	90.12
Average NYMEX WTI	98.61	94.41
Differential to average NYMEX WTI	(4.01)	(9.76)
Realized crude oil price	94.60	84.64

Natural Gas:
NYMEX Henry Hub high	$6.15	$4.07
NYMEX Henry Hub low	4.01	3.11
Average NYMEX Henry Hub	4.72	3.48
Differential to Average NYMEX Henry Hub	(0.87)	(0.74)
Realized natural gas price	3.85	2.73

NGLs:
NGL Realized Price as a % of Average NYMEX WTI	31%	28%

In the past, oil and natural gas prices have been extremely volatile, and we expect this volatility to continue. For example, during the three months ended March 31, 2014, the NYMEX WTI prompt month oil price ranged from a high of $104.92 per Bbl to a low of $91.66 per Bbl, while the NYMEX Henry Hub prompt month natural gas price ranged from a high of $6.15 per MMBtu to a low of $4.01 per MMBtu.

Due to the inherent volatility in commodity prices, we have historically used commodity derivative instruments, such as collars, swaps and puts, to hedge price risk associated with a significant portion of our anticipated production. Our hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in commodity prices and provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in commodity prices and may partially limit our potential gains from future increases in prices. None of our instruments are used for trading purposes. We do not speculate on commodity prices but rather attempt to hedge a portion of our physical production in order to protect our returns. Our revolving credit facility limits our ability to enter into commodity hedges covering greater than 85% of our reasonably anticipated projected production volume.

We will continue to use commodity derivative instruments to hedge our price risk in the future. Our hedging strategy and future hedging transactions will be determined at our discretion and may be different than what we have done on a historical basis. We are not under an obligation to hedge a specific portion of our production.

Our open positions as of March 31, 2014 were as follows:

Description & Production Period	Volume (Bbls)	Weighted Average Floor price ($/Bbl)(1)	Weighted Average Ceiling price ($/Bbl)(1)	Weighted Average Swap price ($/Bbl)(1)
Crude Oil Swaps:
April 2014 — December 2014	90,000	$—	$—	$96.40
April 2014 — December 2015	210,000	—	—	92.60

Crude Oil Collars:
April 2014 — September 2014	6,000	$85.00	$113.04	$—
April 2014 — December 2014	738,000	85.79	102.11	—
April 2014 — December 2015	525,000	85.00	95.00	—
January 2015 — December 2015	72,000	80.00	93.25	—
July 2014 — September 2014	90,000	90.00	101.50	—
October 2014 — December 2014	90,000	90.00	97.33	—
January 2015 — March 2015	120,000	90.00	92.53	—

(1)         The crude oil derivative contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude.

Description & Production Period	Volume (MMBtu)	Weighted Average Floor price ($/MMBtu)(1)	Weighted Average Ceiling price ($/MMBtu)(1)	Weighted Average Swap price ($/MMBtu)(1)
Natural Gas Collars:
April 2014 — December 2014	1,350,000	$4.00	$4.78	$—

(1)         The natural gas derivative contracts are settled based on the NYMEX closing settlement price.

Subsequent to March 31, 2014, we entered into the following oil and natural gas commodity hedges:

Description & Production Period	Volume (Bbls)	Weighted Average Floor price ($/Bbl)(1)	Weighted Average Ceiling price ($/Bbl)(1)	Weighted Average Swap price ($/Bbl)(1)
Crude Oil Collars:
January 2015 — December 2015	960,000	$85.00	$95.00	$—
January 2015 — June 2015	240,000	90.00	96.00	—

(1)         The crude oil derivative contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude.

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

Recent and Formation Transactions

The historical results of operations through January 22, 2014 are based on the financial statements of our accounting predecessor, which reflects the combined results of RSP LLC and Rising Star, prior to the corporate reorganization and the transactions described above under “—The IPO and Related Transactions,” which increased the scope of our operations.

Public Company Expenses

We incur direct, incremental general and administrative expenses as a result of being a publicly traded company, including, but not limited to, increased scope of our operations as a result of recent activities and costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to stockholders, tax return preparation, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental general and administrative expenses are not included in our historical results of operations prior to the IPO.

Income Taxes

Our predecessor was not subject to federal income taxes and the tax liability with respect to our taxable income was passed through to our predecessor’s members. Accordingly, the financial data attributable to our predecessor contain no provision for federal income taxes. Our predecessor was subject to State of Texas franchise taxes at less than 1% of modified pre-tax earnings. We are taxed as a subchapter C corporation under the Internal Revenue Code of 1986, as amended, and subject to income taxes at a blended statutory rate of 35% of pre-tax earnings.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended March 31,
	2014	2013	Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$51,471	$21,923	$29,548	135%
Natural gas sales	2,206	1,165	1,041	89%
NGL sales	4,081	1,567	2,514	160%
Total revenues	$57,758	$24,655	$33,103	134%
Average sales prices:
Oil (per Bbl) (excluding impact of cash settled derivatives)	$94.60	$84.64	$9.96	12%
Oil (per Bbl) (after impact of cash settled derivatives)	93.91	85.01	8.90	10%
Natural gas (per Mcf)	3.85	2.73	1.12	41%
NGLs (per Bbl)	30.79	26.12	4.67	18%
Total (per Boe) (excluding impact of cash settled derivatives)	$74.82	$63.22	$11.60	18%
Total (per Boe) (after impact of cash settled derivatives)	$74.32	$63.46	$12.24	19%
Production:
Oil (MBbls)	544	259	285	110%
Natural gas (MMcf)	573	426	147	34%
NGLs (MBbls)	133	60	73	120%
Total (MBoe)	772	390	382	98%
Average daily production volume:
Oil (Bbls/d)	6,045	2,878	3,167	110%
Natural gas (Mcf/d)	6,363	4,733	1,630	34%
NGLs (Bbls/d)	1,472	667	805	120%
Total (Boe/d)	8,578	4,333	4,245	98%

The following table shows the relationship between our average realized oil price as a percentage of the average NYMEX price and the relationship between our average realized natural gas price as a percentage of the average NYMEX price for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Three Months Ended March 31,
	2014	2013
Average realized oil price ($/Bbl)	$94.60	$84.64
Average NYMEX ($/Bbl)	98.61	94.41
Differential to NYMEX	(4.01)	(9.76)
Average realized oil price to NYMEX percentage	96%	90%

Average realized natural gas price ($/Mcf)	$3.85	$2.73
Average NYMEX ($/Mcf)	4.72	3.48
Differential to NYMEX	(0.87)	(0.74)
Average realized natural gas price to NYMEX percentage	82%	79%

Average realized NGL price ($/Bbl)	$30.79	$26.12
Average NYMEX ($/Bbl)	98.61	94.41
Average realized NGL price to NYMEX percentage	31%	28%

Our average realized oil price as a percentage of the average NYMEX price increased to 96% for the three months ended March 31, 2014 as compared to 90% for the three months ended March 31, 2013. All of our oil contracts are impacted by the NYMEX differential, which was negative $4.01 per Bbl for the three months ended March 31, 2014 as compared to negative $9.76 per Bbl for the three months ended March 31, 2013. Our average realized natural gas price as a percentage of the average NYMEX price was 82% for the three months ended March 31, 2014 and 79% for the three months ended March 31, 2013.

Oil revenues increased 135% from $21.9 million for the three months ended March 31, 2013 to $51.5 million for the three months ended March 31, 2014 as a result of a $9.96 per Bbl increase in our average realized price for oil, compounded by an increase in oil production volumes of 285 MBbls. Our higher oil production was a result of increased production from our horizontal drilling program, the Spanish Trail Acquisition in September 2013, the Collins and Wallace Contributions in January 2014 and the acquisition of producing properties in Martin County in February 2014. This increase was partially offset by the partial sale of 80 producing wells to Resolute in March 2013, which accounted for approximately 40% of total production for the three months ended March 31, 2013.

Natural gas revenues increased 89% from $1.2 million for the three months ended March 31, 2013 to $2.2 million for the three months ended March 31, 2014 as a result of an increase in natural gas production volumes of 147 MMcf and a $1.12 per Mcf increase in our average realized natural gas price. Our increase in natural gas production was a result of increased production from our horizontal drilling program along with our Spanish Trail Acquisition in September 2013, the Collins and Wallace Contributions in January 2014 and the acquisition of producing properties in Martin County in February 2014 offset by the partial sale of 80 producing wells to Resolute in March 2013, which accounted for approximately 40% of total production for the three months ended March 31, 2013.

NGL revenues increased 160% from $1.6 million for the three months ended March 31, 2013 to $4.1 million for the three months ended March 31, 2014 as a result of a $4.67 per Bbl increase in our average realized NGL price and a 120% increase in production. Our higher average realized NGL price and higher production was due to the recent expansion of the processing capacity of Coronado Midstream, LLC’s gas processing plant.

Operating Expenses. The following table summarizes our expenses for the periods indicated:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$7,063	$3,355	$3,708	111%
Production and ad valorem taxes	3,876	1,636	2,240	137%
Depreciation, depletion and amortization	16,361	10,202	6,159	60%
Asset retirement obligation accretion	29	25	4	16%
Exploration expense	756	63	693	1,100%
General and administrative expenses	17,016	555	16,461	2,966%
Total operating expenses before gain on sale of assets	$45,101	$15,836	$29,265	185%
(Gain) on sale of assets	—	(6,129)	6,129	NM
Total operating expenses after gain on sale of assets	45,101	9,707	35,394	365%
Expenses per Boe:
Lease operating expenses	$9.15	$8.60	0.55	6%
Production and ad valorem taxes	5.02	4.19	0.83	20%
Depreciation, depletion and amortization	21.19	26.16	(4.97)	(19)%
Exploration expense	0.98	0.16	0.82	513%
Asset retirement obligation accretion	0.04	0.06	(0.02)	(33)%
General and administrative expenses	22.04	1.42	20.62	1,452%
Total operating expenses per Boe	$58.42	40.59	$17.83	44%

Lease Operating Expenses.  Lease operating expenses increased 111% from $3.4 million for the three months ended March 31, 2013 to $7.1 million for the three months ended March 31, 2014. The increase in our lease operating expense was attributable to the increase in production in the 2014 period along with higher workover costs, as we performed more workovers in the current period primarily related to wells affected by severe winter weather in the previous quarter.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased 137% from $1.6 million for the three months ended March 31, 2013 to $3.9 million for the three months ended March 31, 2014 primarily as a result of higher wellhead revenues.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased 60% from $10.2 million for the three months ended March 31, 2013 to $16.4 million for the three months ended March 31, 2014 mainly due to increased production and the property acquisitions in conjunction with the IPO.  The DD&A rate decreased 19% from $26.16 per Boe for the three months ended March 31, 2013 to $21.19 per Boe for the three months ended March 31, 2014 due to the increase in our proved reserves associated with contributed properties more than offsetting the amount of the purchase price of these assets that is allocated to our depletable property pool.

Exploration Expenses. Exploration expense increased by $0.7 million from less than $0.1 million for the three months ended March 31, 2013 to $0.8 million for the three months ended March 31, 2014 due to additional activity in the 2014 period.

General and Administrative Expenses. General and administrative (“G&A”) expenses increased from $0.6 million for the three months ended March 31, 2013 to $17.0 million for the three months ended March 31, 2014 primarily due to increases in expensing non-cash incentive unit compensation and equity-based compensation and increases in compensation expense associated with additions to personnel.

Gain on Sale of Assets. Gain on sale of assets was $6.1 million for the three months ended March 31, 2013 as a result of the property sale to Resolute in March 2013. There were no asset sales in the three months ended March 31, 2014.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Other income	$310	$199	$111	56%
Loss on derivative instruments	(4,153)	(1,657)	(2,496)	151%
Interest expense	(1,131)	(624)	(507)	81%
Total other income (expense)	$(4,974)	$(2,082)	$(2,892)	139%

Other Income. Other income increased 56% from $0.2 million for the three months ended March 31, 2013 to $0.3 million for the three months ended March 31, 2014 primarily due to an increase in income related to water we sourced and sold to other working interest partners for use in completion activities.

Loss on Derivative Instruments. During the three months ended March 31, 2013, we recorded a $1.7 million loss as compared to a $4.2 million loss in the three months ended March 31, 2014. The change was a result of the future commodity price outlook during the three months ended March 31, 2014 as compared to 2013.

Interest Expense. During the three months ended March 31, 2013, we recorded $0.6 million of interest expense as compared to $1.1 million in the three months ended March 31, 2014. The change was primarily the result of additional borrowings of $1.2 million under our revolving credit facility in the 2014 period.

Capital Requirements and Sources of Liquidity

Historically, the Company’s primary sources of liquidity have been capital contributions from its equity sponsor, borrowings under its revolving credit facility, term loan borrowings, proceeds from asset dispositions, proceeds from the issuance of net profits interests and cash flows from operations. To date, the Company’s primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties.

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

During the first quarter of 2014, we spent approximately $64 million on drilling, completion and capitalized workovers and $2 million on infrastructure.

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

We used a portion of the net proceeds from the IPO to fully repay our term loan and outstanding borrowings under our revolving credit facility. As of March 31, 2014, we have $140 million available under our revolving credit facility. Our borrowing base under our revolving credit facility is $300 million as of March 31, 2014.

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

Working Capital

Our working capital, which we define as current assets minus current liabilities, totaled negative $1.9 million and $16.3 million at March 31, 2014 and December 31, 2013, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $10.7 million and $13.2 million at March 31, 2014 and December 31, 2013, respectively. Due to the amounts that accrue related to our drilling program, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our revolving credit facility will be sufficient to fund our working capital needs. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will be the largest variables affecting our working capital.

Contractual Obligations

We had no other material changes in our contractual commitments and obligations from amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Requirements and Sources of Liquidity—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$31,001	$14,585
Net cash provided by (used in) investing activities	(178,824)	58,357
Net cash provided by (used in) financing activities	145,326	(94,456)

Net cash provided by operating activities was approximately $31.0 million and $14.6 million for the three months ended March 31, 2014 and 2013, respectively. Revenues increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  This increase was due to increased production related to properties acquired in the first quarter of 2014.

Net cash used in investing activities was approximately $178.8 million for the three months ended March 31, 2014, and net cash provided by investing activities for the three months ended March 31, 2013 was approximately $58.4 million. The increase in the amount of cash used in investing activities in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was due to capital expenditures totaling $177.5 million. These included the purchase of oil and gas assets for $80.0 million and $31.7 million for partial consideration of certain working interests in oil and gas properties contributed in conjunction with the IPO in the first quarter of 2014, offset by $115.3 million received from the sale of properties to Resolute in March 2013.

Net cash provided by financing activities was approximately $145.3 million for the three months ended March 31, 2014 and net cash used in financing activities for the three months ended March 31, 2013 was approximately $94.5 million. For the three months ended March 31, 2014, the increased cash provided by financing activities was primarily the result of capital contributions received in connection with the IPO.

Our Term Loan and Revolving Credit Facility

On September 10, 2013, in conjunction with the Spanish Trail Acquisition, the Company amended and restated its credit agreement, dated December 15, 2010, with Comerica Bank, as administrative agent, and expanded its syndicated bank group to 11 lenders and entered into a new term loan in the amount of $70 million, which was fully repaid in January 2014 with proceeds from the IPO.  The borrowing base under the Company’s amended and restated credit agreement is $300 million as of March 31, 2014, with lender commitments of $500 million, and the sublimit for letters of credit is $10 million.

The amount available to be borrowed under our revolving credit facility is subject to a borrowing base that is redetermined semiannually each May and November and depends on the volumes of our proved oil and natural gas reserves, estimated cash flows from these reserves and our commodity hedge positions. As of March 31, 2014, we had $110.0 million of borrowings and $0.6 million of letters of credit outstanding under our revolving credit facility. Our revolving credit facility matures September 10, 2017.

Our revolving credit facility is secured by liens on substantially all of our properties and guarantees from our subsidiaries other than any subsidiary that we have designated as an unrestricted subsidiary.

Our revolving credit facility contains restrictive covenants and minimum financial ratios, which are described in Note 6 to the consolidated financial statements. We were in compliance with such covenants and ratios as of March 31, 2014.

Critical Accounting Policies and Estimates

Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of the Company’s critical accounting policies.

Equity-Based Compensation

In connection with the IPO, the Company adopted the RSP Permian, Inc. 2014 Long Term Incentive Plan (the “LTIP”) for the employees, consultants and directors of the Company and its affiliates who perform services for the Company.  See “Part III, Item 11. Executive Compensation” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information related to the LTIP. The valuation and expense recognition of equity-based compensation requires the use of estimates.

Income Taxes

The Company became a taxable entity as a result of its conversion from a limited liability company to a corporation on January 23, 2014.  Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At March 31, 2014, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

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

Commodity Price Risk

Our revenues are subject to market risk and are dependent on the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and this volatility is expected to continue in the future. Our realized prices are primarily driven by the prevailing prices for oil and the prevailing spot prices for natural gas and NGLs. We use derivative contracts to reduce our exposure to the changes in the prices of these commodities. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with projected production levels. We do not use these instruments to engage in trading activities, and we do not speculate on commodity prices.

Our open positions as of March 31, 2014 were as follows:

Description & Production Period	Volume (Bbls)	Weighted Average Floor price ($/Bbl)(1)	Weighted Average Ceiling price ($/Bbl)(1)	Weighted Average Swap price ($/Bbl)(1)
Crude Oil Swaps:
April 2014 — December 2014	90,000	$—	$—	$96.40
April 2014 — December 2015	210,000	—	—	92.60

Crude Oil Collars:
April 2014 — September 2014	6,000	$85.00	$113.04	$—
April 2014 — December 2014	738,000	85.79	102.11	—
April 2014 — December 2015	525,000	85.00	95.00	—
January 2015 — December 2015	72,000	80.00	93.25	—
July 2014 — September 2014	90,000	90.00	101.50	—
October 2014 — December 2014	90,000	90.00	97.33	—
January 2015 — March 2015	120,000	90.00	92.53	—

(1)         The crude oil derivative contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude.

Description & Production Period	Volume (MMBtu)	Weighted Average Floor price ($/MMBtu)(1)	Weighted Average Ceiling price ($/MMBtu)(1)	Weighted Average Swap price ($/MMBtu)(1)
Natural Gas Collars:
April 2014 — December 2014	1,350,000	$4.00	$4.78	$—

(1)         The natural gas derivative contracts are settled based on the NYMEX closing settlement price.

The fair value of our derivative contracts as of March 31, 2014 was a net liability of $3.7 million. For information regarding the terms of these hedges, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—How We Evaluate Our Operations—Realized Prices on the Sale of Oil, Natural Gas and NGLs” above.

Counterparty and Customer Credit Risk

Our commodity derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as it deems appropriate. We plan to continue to evaluate the credit standings of our counterparties in a similar manner. The counterparties to our derivative contracts currently in place have investment grade ratings.

Our principal exposures to credit risk are through receivables arising from joint operations and receivables from the sale of our oil and natural gas production due to the concentration of our oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit quality of our customers is high.

Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells.

Interest Rate Risk

At March 31, 2014, we had $110.0 million of debt outstanding that is subject to interest rate risk, with an assumed weighted average interest rate of 1.7%. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the assumed weighted average interest rate would be approximately $1.1 million per year. We currently do not engage in any interest rate hedging activity.

Item 4.         Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As described above, there were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are party to ongoing legal proceedings in the ordinary course of business, including workers’ compensation claims and employment related disputes.  While the outcome of these proceedings cannot be predicted with certainty, we do not believe the results of these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 6.  Exhibits.

See Exhibit Index on page 42 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSP PERMIAN, INC.

By:	/s/ Scott McNeill
Scott McNeill
Chief Financial Officer and Director
(Principal Financial Officer)
Date:	May 14, 2014

By:	/s/ Barry S. Turcotte
Barry S. Turcotte
Chief Accounting Officer
(Principal Accounting Officer)
Date:	May 14, 2014

EXHIBIT INDEX

Exhibit No.	Description
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

4.2

Stockholders’ Agreement, dated as of January 23, 2014, among RSP Permian, Inc., RSP Permian Holdco, L.L.C., Ted Collins, Jr., Wallace Family Partnership, LP, Rising Star Energy Development Co., L.L.C. and Pecos Energy Partners, L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on January 29, 2014).

10.1

Amended and Restated Limited Liability Company Agreement of RSP Permian Holdco, L.L.C., dated January 23, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on January 29, 2014).

10.2

RSP Permian, Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on January 22, 2014).

10.3(a)	Form of Restricted Stock Grant and Award Agreement.
10.4

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to RSP Permian, Inc.’s Registration Statement on Form S-1, filed on January 2, 2014, File No. 333-192268).

31.1(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.
31.2(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.
32.1(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.
32.2(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.
101.INS(c)	XBRL Instance Document.
101.SCH(c)	XBRL Taxonomy Extension Schema Document.
101.CAL(c)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(c)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(c)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(c)	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)         Filed herewith.

(b)         Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, except to the extent that the registrant specifically incorporates it by reference.

(c)          To be furnished by amendment within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T. Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act, and is otherwise not subject to liability under these sections.