Form 10-Q/A
period 2014-03-31
RSP Permian, Inc.
filed 2014-06-13
CIK 1588216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note
This Amendment No. 1 (this "Amendment") to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, originally filed with the Securities and Exchange Commission on May 15, 2014 (the "Original Form 10-Q"), is being filed solely to furnish the exhibits listed in the Exhibit Index hereto, which provide certain items from the Original Form 10-Q formatted in eXtensible Business Reporting Language ("XBRL").  This Amendment is being filed within the time period provided by Rule 405(a)(2) of Regulation S-T.
No other changes have been made to the Original Form 10-Q except for the furnishing of the exhibits described above and the correction of an inadvertent transposition error of a pro forma number in “Note 9 – Earnings per share & pro forma earnings per share” under Item 1. Financial Statements. This Amendment does not reflect subsequent events occurring after the date of the Original Form 10-Q or modify or update any disclosures set forth in the Original Form 10-Q.

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
•The Rising Star Acquisition: RSP Inc. acquired from Rising Star Energy Development Co., L.L.C., a Texas limited liability company (“Rising Star”), working interests in certain acreage and wells in the Permian Basin in which RSP LLC already had working interests in exchange for shares of RSP Inc.’s common stock and cash.
•The Collins and Wallace Contributions: Ted Collins, Jr. (“Collins”), Wallace Family Partnership, LP (“Wallace LP”) and Collins & Wallace Holdings, LLC, a newly formed entity that is jointly owned by Collins and Wallace LP, contributed certain working interests in the Permian Basin in which RSP LLC already had working interests in exchange for shares of RSP Inc.’s common stock and, in the case of Collins and Wallace LP, cash (such contributions, the “Collins and Wallace Contributions”). See Note 3 for additional information.
•The Pecos Contribution: Pecos Energy Partners, L.P. (“Pecos”), an entity owned by certain members of the Company’s management team, contributed certain working interests in acreage and wells in the Permian Basin in which RSP LLC already had a working interest in exchange for shares of RSP Inc.’s common stock.
•The ACTOIL NPI Repurchase:  ACTOIL, LLC (“ACTOIL”), the owner of a 25% net profits interest (“NPI”) in substantially all of RSP LLC’s oil and natural gas properties taken as a whole, contributed their 25% NPI in exchange for shares of RSP Inc.’s common stock (such contribution, the “ACTOIL NPI Repurchase”).  See Note 3 for more information.

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
_______________________________________
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
_______________________________________
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

Simultaneously with the closing of the Spanish Trail Acquisition, pursuant to ACTOIL’s exercise of a right of first refusal granted by RSP LLC in the agreement that governs ACTOIL’s NPI investment, RSP LLC conveyed a 25% NPI in the Spanish Trail Assets taken as a whole, excluding the portion acquired by Collins & Wallace Holdings, LLC, to ACTOIL in exchange for cash equal to 25% of RSP LLC’s $121 million purchase price.

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

_______________________________________
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
_______________________________________
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

Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

•Level 1—Assets and liabilities recorded at fair value for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access. Active markets are considered to be those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
•Level 2—Assets and liabilities recorded at fair value for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the full term of the price risk management instrument and can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace.
•Level 3—Assets and liabilities recorded at fair value for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Unobservable inputs that are not corroborated by market data. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

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

The Company’s revolving credit facility requires it to maintain the following three financial ratios:

•a working capital ratio, which is the ratio of consolidated current assets (includes unused commitments under its revolving credit facility and excludes restricted cash and derivative assets) to consolidated current liabilities (excluding the current portion of long-term debt under the credit facility and derivative liabilities), of not less than 1.0 to 1.0;
•a minimum interest coverage ratio, which is the ratio of consolidated EBITDAX (as defined in the credit agreement) to consolidated interest expense, of not less than 3.0 to 1.0; and
•a leverage ratio, which is the ratio of the sum of all of the Company’s debt to the consolidated EBITDAX (as defined in the credit agreement) for the four fiscal quarters then ended, of not greater than 4.0 to 1.0.

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
_______________________________________
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

The Company’s pro forma basic earnings per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period, as if the common shares issued in the IPO were outstanding for the entire year. A reconciliation of the components of pro forma basic and diluted earnings per common share is presented in the table below:

Three Months Ended March 31, 2014
Numerator:
Income before taxes, as reported	$7,683
Pro forma provision for income taxes	2,689
Pro forma net income available to stockholders	4,994
Basic net income allocable to participating securities	29
Pro forma net income available to stockholders	$4,965

Denominator:
Weighted average number of common shares outstanding - basic	72,500
Effect of dilutive securities:
Restricted stock	—
Weighted average number of common shares outstanding - diluted	72,500

Net income per share:
Basic	$0.07
Diluted	$0.07

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSP PERMIAN, INC.

By:	/s/ Scott McNeill
Scott McNeill
Chief Financial Officer and Director
(Principal Financial Officer)
Date:	June 13, 2014

By:	/s/ Barry S. Turcotte
Barry S. Turcotte
Chief Accounting Officer
(Principal Accounting Officer)
Date:	June 13, 2014

EXHIBIT INDEX

Exhibit No.	Description
3.1(a)
Amended and Restated Certificate of Incorporation of RSP Permian, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on January 29, 2014).

3.2(a)
Amended and Restated Bylaws of RSP Permian, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on January 29, 2014).

4.1(a)
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

4.2(a)
Stockholders’ Agreement, dated as of January 23, 2014, among RSP Permian, Inc., RSP Permian Holdco, L.L.C., Ted Collins, Jr., Wallace Family Partnership, LP, Rising Star Energy Development Co., L.L.C. and Pecos Energy Partners, L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on January 29, 2014).

10.1(a)
Amended and Restated Limited Liability Company Agreement of RSP Permian Holdco, L.L.C., dated January 23, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on January 29, 2014).

10.2(a)
RSP Permian, Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on January 22, 2014).

10.3(a)	Form of Restricted Stock Grant and Award Agreement.
10.4(a)
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to RSP Permian, Inc.’s Registration Statement on Form S-1, filed on January 2, 2014, File No. 333-192268).

31.1(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.
31.2(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.
32.1(c)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.
32.2(c)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.
101.INS(b)	XBRL Instance Document.
101.SCH(b)	XBRL Taxonomy Extension Schema Document.
101.CAL(b)	XBRL Taxonomy Extension Schema Document.
101.DEF(b)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(b)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(b)	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Previously filed.

(b)	Filed herewith.

(c)
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