Form 10-Q
period 2014-06-30
RSP Permian, Inc.
filed 2014-08-14
CIK 1588216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The registrant had 77,291,667 shares of common stock outstanding at August 12, 2014.

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

“Wellbore.” The hole drilled by the bit that is equipped for oil and natural gas production on a completed well. Also called well or borehole.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” "will," "may," “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the volatility of commodity prices, product supply and demand, competition, access to and cost of capital, uncertainties about estimates of reserves and resource potential and the ability to add proved reserves in the future, the assumptions underlying production forecasts, the quality of technical data, environmental and weather risks, including the possible impacts of climate change, the ability to obtain environmental and other permits and the timing thereof, government regulation or action, the costs and results of drilling and operations, the availability of equipment, services, resources and personnel required to complete the Company’s operating activities, access to and availability of transportation, processing and refining facilities, the financial strength of counterparties to the Company’s credit facility and derivative contracts and the purchasers of the Company’s production, and acts of war or terrorism. For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.
 RSP PERMIAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,733	$13,234
Accounts receivable	32,281	26,346
Accounts receivable, related party	1,107	3,672
Escrow receivable	—	3,197
Escrow deposit	17	15
Derivative instruments	1,629	671
Total current assets	49,767	47,135
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	1,666,007	595,486
Accumulated depletion	(117,415)	(88,514)
Total oil and natural gas properties, net	1,548,592	506,972
Other property and equipment, net	14,345	9,316
Total property, plant and equipment	1,562,937	516,288
LONG-TERM ASSETS
Derivative instruments	2,101	1,078
Restricted cash	150	150
Other assets	17,975	23,004
Total long-term assets	20,226	24,232
TOTAL ASSETS	$1,632,930	$587,655
LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$28,413	$18,548
Accrued expenses	21,065	10,460
Interest payable	337	296
Derivative instruments	16,411	1,562
Total current liabilities	66,226	30,866
LONG-TERM LIABILITIES
Asset retirement obligations	4,992	2,584
Derivative instruments	5,458	43
Term loan	—	70,000
Revolving credit facility	140,000	58,155
NPI payable	—	36,931
Deferred taxes	336,458	2,195
Total long-term liabilities	486,908	169,908
Total liabilities	553,134	200,774
STOCKHOLDERS’/MEMBERS’ EQUITY
Members’ equity	—	386,881
Common stock, $.01 par value; 300,000,000 shares authorized, 72,500,000 shares issued and outstanding at June 30, 2014; no shares authorized, issued or outstanding at December 31, 2013	725	—
Additional paid-in capital	1,198,374	—
Accumulated deficit	(119,303)	—
Total stockholders’/members’ equity	1,079,796	386,881
TOTAL LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY	$1,632,930	$587,655

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
			(In thousands, except per share data)
REVENUES
Oil sales	$66,134	$22,442	$117,606	$44,365
Natural gas sales	3,117	1,397	5,323	2,562
NGL sales	4,811	1,309	8,892	2,876
Total revenues	74,062	25,148	131,821	49,803
OPERATING EXPENSES
Lease operating expenses	$9,279	$2,853	$16,342	$6,208
Production and ad valorem taxes	5,964	1,874	9,840	3,510
Depreciation, depletion and amortization	21,734	12,032	38,096	22,234
Asset retirement obligation accretion	38	26	66	51
Exploration	1,233	94	1,989	157
General and administrative expenses	5,238	1,069	22,254	1,624
Total operating expenses	43,486	17,948	88,587	33,784
(Gain) loss on sale of assets	—	84	—	(6,045)
OPERATING INCOME	$30,576	$7,116	$43,234	$22,064
OTHER INCOME (EXPENSE)
Other income (expense)	$(302)	$366	$8	$565
Gain (loss) on derivative instruments	(15,958)	922	(20,111)	(735)
Interest expense	(1,142)	(477)	(2,272)	(1,101)
Total other income (expense)	(17,402)	811	(22,375)	(1,271)
INCOME BEFORE TAXES	13,174	7,927	20,859	20,793
INCOME TAX EXPENSE	(4,948)	(68)	(140,162)	(68)
NET INCOME (LOSS)	$8,226	$7,859	$(119,303)	$20,725

Income (loss) per common share:
Basic	$0.11		$(1.76)
Diluted	$0.11		$(1.76)
Weighted average shares outstanding:
Basic	72,500		67,702
Diluted	72,500		67,702

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’/ MEMBERS’ EQUITY
(Unaudited)

	Members’ Equity	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/ Members’ Equity
	(In thousands)
BALANCE AT DECEMBER 31, 2013	$386,881	—	$—	$—	$—	$386,881

Distribution of net assets to predecessor owner, including cash of $1,663	(21,147)	—	—	14,168	—	(6,979)

The corporate reorganization	(365,734)	—	—	365,734	—	—

RSP Permian Holdco, L.L.C.’s contributions of interests in RSP Permian, L.L.C. in exchange for RSP Permian, Inc.’s common stock	—	63,275	633	(633)	—	—

Ted Collins, Jr., Wallace Family Partnership, LP, Collins & Wallace Holdings, LLC, Pecos Energy Partners, L.P. and ACTOIL LLC’s contributions in exchange for RSP Permian, Inc.’s common stock	—	—	—	642,436	—	642,436

Shares of common stock sold in initial public offering net of offering costs	—	9,225	92	162,990	—	163,082

Equity-based compensation	—	—	—	13,679	—	13,679

Net loss	—	—	—	—	(119,303)	(119,303)

BALANCE AT JUNE 30, 2014	$—	72,500	$725	$1,198,374	$(119,303)	$1,079,796

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(119,303)	$20,725
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	38,096	21,972
Abandoned equipment and intangibles	—	2
Accretion of asset retirement obligations	66	51
Equity based compensation	13,679	—
Amortization of loan fees	423	262
Deferred income taxes	138,486	—
Equity in earnings of investment	—	(13)
(Gain) on sale of assets	—	(6,045)
Loss on derivative instruments	20,111	735
Net cash payments on settled derivatives	(1,828)	(328)
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable from related parties	(3,371)	9,249
Other assets	4,838	(2,673)
Interest payable	41	(91)
Accounts payable	9,865	(12,921)
Accrued expenses	(4,010)	491
Net cash provided by operating activities	$97,093	$31,416
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	—	115,339
Additions to other property and equipment	(1,740)	82
Additions to oil and natural gas properties	(268,886)	(88,187)
Net cash provided by (used in) investing activities	$(270,626)	$27,234
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	163,082	—
Distributions	(1,663)	(29,700)
Payment of deferred loan costs	(232)	—
Borrowings under long-term debt	140,000	500
Payments on long-term debt	(126,155)	(85,000)
NPI payable	—	20,349
Net cash provided by (used in) financing activities	$175,032	$(93,851)
NET CHANGE IN CASH	$1,499	$(35,201)
CASH AT BEGINNING OF PERIOD	$13,234	$51,232
CASH AT END OF PERIOD	$14,733	$16,031
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,808	$624
Cash paid for taxes	$1,800	$—
NON-CASH ACTIVITIES
Asset retirement obligation acquired	$2,412	$—
Common stock issued for oil and gas properties	$677,402	$—
Deferred tax liabilities recorded for oil and gas property acquisitions	$195,777	$—
Elimination of NPI payable	$36,931	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Description of the Business

RSP Permian, Inc. ("RSP Inc." or "the Company") was formed on September 30, 2013, pursuant to the laws of the state of Delaware as a holding company for RSP Permian, L.L.C., a Delaware limited liability company (“RSP LLC”). RSP LLC was formed on October 18, 2010 by its management team and an affiliate of Natural Gas Partners, a family of energy-focused private equity investment funds (“NGP”). The Company is engaged in the acquisition, development and operation of oil and natural gas properties. Additional background on and details of the ownership of the Company and RSP LLC are available in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

On January 23, 2014, RSP Inc. completed an initial public offering (the “IPO”) and on January 17, 2014, shares of RSP Inc. began trading on the New York Stock Exchange under the ticker “RSPP.” In the IPO, 23 million shares were sold at $19.50 per share, raising $449 million of gross proceeds. Of the 23 million shares, 9.2 million were shares sold by RSP Inc., resulting in approximately $163 million of net proceeds, which were used to fully repay the Company’s $70 million term loan, repay outstanding borrowings of $56 million under its revolving credit facility, make cash payments to certain existing investors as partial consideration for the properties contributed to the Company by such persons, pay cash bonuses to certain of the Company’s employees in connection with the successful completion of the IPO, and fund a portion of its capital expenditure plan. The remaining 13.8 million shares sold in the IPO were sold by selling stockholders, and the Company did not receive any proceeds from the sale of those shares.

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

Basis of Presentation

These financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the audited annual financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. These financial statements should be read together with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Subsequent Events

The Company has evaluated subsequent events of its consolidated financial statements. As discussed in Note 3, in July 2014 the Company entered into multiple agreements to acquire predominantly undeveloped acreage and certain oil and gas producing properties located in Glasscock County, Texas, for an approximate aggregate price of $259 million. These acquisitions are expected to close in late August 2014. Also in July 2014, the Company filed an amended registration statement on Form S-1 with the SEC, and in August 2014 completed an underwritten public offering of 11.5 million shares of common stock. In the offering, selling shareholders sold 6.7 million shares and the Company sold 4.8 million shares. The stock was sold to the public at $25.65 per share and the Company received net proceeds of approximately $117.8 million, net of offering expenses and underwriting discounts and commissions. We used the proceeds from this stock sale to repay amounts drawn under our revolving credit facility and for general corporate purposes. We may at any time re-borrow amounts under our revolving credit facility, and we expect to do so to fund a portion of the pending Glasscock County acquisitions. There were no other material subsequent events requiring additional disclosure in these financial statements.

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

Accounts Receivable from Related Parties

The Company’s accounts receivable from related parties as of June 30, 2014 was $1.1 million and was owed by Collins, Wallace LP, Collins & Wallace Holdings, LLC, and Pecos. The balance as of December 31, 2013 was $3.7 million and was owed by Wallace LP.

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

The Company capitalizes interest on expenditures while activities are in progress to bring the assets to their intended use for significant exploration and development projects that last more than six months. The Company did not capitalize any interest in the six months ended June 30, 2014 and 2013 as no projects lasted more than six months. Costs incurred to maintain wells and related equipment, lease and well operating costs and other exploration costs are expensed as incurred. Gains and losses arising from the sale of properties are generally included in operating income. Unproved properties are assessed periodically for possible impairment.

Capitalized acquisition costs attributable to proved oil and natural gas properties and leasehold costs are depleted on a field basis based on proved reserves using the unit-of-production method. Capitalized exploration well costs and development costs, including AROs, are depleted on a field basis, based on proved developed reserves. For the three months ended June 30, 2014 and 2013, depletion expense for oil and natural gas producing property was $21.6 million and $11.5 million, respectively. For the six months ended June 30, 2014 and 2013, depletion expense for oil and natural gas producing property was $37.9 million and $21.7 million, respectively. Depletion expense is included in depreciation, depletion and amortization in the accompanying consolidated statements of operations.

The Company’s oil and natural gas properties as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Proved oil and natural gas properties	$1,157,129	$562,019
Unproved oil and natural gas properties	508,878	33,467
Total oil and natural gas properties	1,666,007	595,486
Less: accumulated depletion	(117,415)	(88,514)
Total oil and natural gas properties, net	$1,548,592	$506,972

In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the anticipated reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. As of June 30, 2014 and December 31, 2013, there were no costs capitalized in connection with exploratory wells in progress.

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

For a property determined to be impaired, an impairment loss equal to the difference between the property’s carrying value and estimated fair value is recognized. Fair value, on a field basis, is estimated to be the present value of the aforementioned expected future net cash flows. Unproved properties are assessed periodically to determine whether they have been impaired. An impairment allowance is provided on an unproved property when the Company determines that the property will not be developed. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value.  No impairment of proved property was recorded for the three or six months ended June 30, 2014 or 2013.

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

The ARO consisted of the following for the period indicated:

Six Months Ended June 30, 2014
(In thousands)
Asset retirement obligation at beginning of period	$2,584
Liabilities assumed	2,342
Accretion expense	66
Asset retirement obligation at end of period	$4,992

Income Taxes

RSP LLC was organized as a limited liability company and treated as a flow-through entity for federal income tax purposes.  As such, taxable income and any related tax credits were passed through to its members and are included in their tax returns even though such net taxable income or tax credits may not have actually been distributed. Accordingly, provision for federal and state corporate income taxes has been made only for the operations of RSP Inc. from January 23, 2014 through June 30, 2014 in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon the conversion from a limited liability company to a corporation on January 23, 2014, the Company established a $132 million provision for deferred income taxes, which was recognized as tax expense from continuing operations.  The primary upward adjustments in the effective tax rate above the U.S. statutory rate are the adjustment related to converting from a limited liability company to a corporation noted above along with non-deductible incentive unit compensation.

The following is an analysis of the Company’s consolidated income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Current	$805	$68	$1,676	$68
Deferred	4,143	—	138,486	—

Income Tax Expense	$4,948	$68	$140,162	$68

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At June 30, 2014, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

The Company’s U.S. federal income tax returns and Texas franchise tax returns for 2010 and beyond remain subject to examination by the taxing authorities. There are no material unresolved items related to periods previously audited by these taxing authorities. No other jurisdiction’s returns are significant to the Company’s financial position.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides a comprehensive revenue recognition standard for contracts with customers that supersedes current revenue recognition guidance including industry specific guidance. An entity is required to apply ASU 2014-09 for annual and interim reporting periods beginning after December 15, 2016. An entity can apply ASU 2014-09 using either a full retrospective method, meaning the standard is applied to all of the periods presented, or a modified retrospective method, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements. The Company is evaluating the impact that this new guidance will have on its consolidated financial statements.

NOTE 3—ACQUISITIONS AND SALES OF OIL AND NATURAL GAS PROPERTY INTERESTS

Pro Forma Results

The Company’s summary pro forma results for the three and six months ended June 30, 2013 were derived from the actual results of the Company’s accounting predecessor, which reflects the combined results of RSP LLC and Rising Star, and have been adjusted to reflect the Collins and Wallace Contributions and the ACTOIL NPI Repurchase, both of which were completed in connection with the IPO on January 23, 2014, as if such transactions had occurred on January 1, 2013. Additionally, the pro forma results for the 2013 periods include the estimated activity associated with the Spanish Trail Acquisition (as defined below), which was completed in September 2013, and the Resolute Sale, which was completed in March 2013, as if each of these transactions had occurred on January 1, 2013.

Our pro forma results for the six months ended June 30, 2014 were derived from our actual results and have been adjusted to reflect the Collins and Wallace Contributions and the ACTOIL NPI Repurchase, both of which were completed in connection with the IPO on January 23, 2014, as if such transactions had occurred on January 1, 2013. There were no pro forma adjustments required for the three months ended June 30, 2014.

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

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands)		(In thousands)

Revenues	$74,062	$74,062	$25,148	$47,377
Net income (loss)	$8,226	$8,226	$7,859	$17,190

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands)		(In thousands)

Revenues	$131,821	$136,806	$49,803	$80,568
Net income (loss)	$(119,303)	$(119,059)	$20,725	$25,136

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

In July 2014, the Company entered into multiple agreements to acquire predominantly undeveloped acreage and certain oil and gas producing properties located in Glasscock County, Texas, for an approximate aggregate price of $259 million. These acquisitions are expected to close in late August 2014, and we expect to fund a portion of this acquisition through borrowings under our revolving credit facility.

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

Spanish Trail Acquisition

On September 10, 2013, RSP LLC acquired additional working interests in certain of its existing properties in the Permian Basin (the “Spanish Trail Acquisition”) from Summit Petroleum, LLC (“Summit”) and EGL Resources, Inc. (“EGL”).  The aggregate purchase price for the assets acquired in the Spanish Trail Acquisition (the “Spanish Trail Assets”) agreed to by RSP LLC and the sellers was $155 million.

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

Resolute Sale

Effective October 1, 2012, RSP LLC, ACTOIL and other minority non-operating working interest owners entered into a Purchase, Sale, and Option Agreement (“PSA”) to sell an undivided 32.35% interest in certain assets for an aggregate purchase price of $110 million to Resolute (the “Resolute Sale”). The Company’s share of the purchase price was $69 million and was recorded as a reduction to the basis of the underlying oil and natural gas properties. To the extent that the proceeds received exceeded the cost basis of the oil and natural gas properties, the Company recorded a gain on the sale. In addition, RSP LLC and the other sellers sold Resolute an option (the “Option”) for $5 million, $2.4 million of which was the Company’s share. The Option allowed Resolute to acquire the remaining 67.65% interest in these certain assets. The Option was non-refundable and only entitled Resolute to a limited time period during which it could exercise the right to acquire the remaining interest in these certain assets, and therefore the Option fee was included in the consideration transferred in computing the gain on disposition of the assets described above. The Company recorded a gain in connection with the sale of the 32.35% interest in these assets and the option fee in the amount of $6.7 million for the year ended December 31, 2012.

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

Subsequent to the initial closing, in October 2013, RSP LLC received the first two scheduled escrow payments under the terms of the PSA totaling approximately $12 million. The receipt of these funds substantially resolved any uncertainty associated with the ability to collect the remaining portion of the amounts held in escrow and, therefore, the Company recorded the gain associated with all funds received and the remaining escrow amounts not yet received as collectability of such amounts was deemed probable. For the twelve months ended December 31, 2013, the total gain recognized on the Resolute Sale was approximately $22.7 million.

NOTE 4—DERIVATIVE INSTRUMENTS

Commodity Derivative Instruments

The Company uses derivative instruments to manage its exposure to cash-flow variability from commodity-price risk inherent in its crude oil and natural gas production. These include over-the-counter (“OTC”) swaps and collars. The derivative instruments are recorded at fair value on the consolidated balance sheets and any gains and losses are recognized in current period earnings.

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

The following table summarizes all open positions as of June 30, 2014:

	Year 2014	Year 2015
Crude Oil Swaps:
Notional volume (Bbl)	120,000	120,000
Weighted average price ($/Bbl)(1)	$94.50	$92.60
Crude Oil Collars:
Notional volume (Bbl)	975,000	2,067,000
Weighted average floor price ($/Bbl)(1)	$87.09	$86.70
Weighted average ceiling price ($/Bbl)(1)	$100.75	$94.89
Natural Gas Collars:
Notional volume (Mmbtu)	750,000	—
Weighted average floor price ($/Mmbtu)(2)	4.00	—
Weighted average ceiling price ($/Mmbtu)(2)	4.78	—

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

	Assets		Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In thousands)
Derivative Instruments:
Current amounts
Commodity contracts	$1,629	$671	$(16,411)	$(1,562)
Noncurrent amounts
Commodity contracts	2,101	1,078	(5,458)	(43)

Total derivative instruments	$3,730	$1,749	$(21,869)	$(1,605)

Gains and losses on derivatives are reported in the consolidated statements of operations.

The following represents the Company’s reported gains and losses on derivative instruments for the periods presented:

	Three Months Ended June 30,
	2014	2013
	(In thousands)
Loss on derivative instruments:
Commodity derivative instruments	$(15,958)	$934
Interest rate derivative instruments	—	(12)
Total	$(15,958)	$922

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Gain (loss) on derivative instruments:
Commodity derivative instruments	$(20,111)	$(719)
Interest rate derivative instruments	—	(16)
Total	$(20,111)	$(735)

Offsetting of Derivative Assets and Liabilities

The following table presents the Company’s gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments(a)	Net Amount
	(In thousands)
June 30, 2014
Derivative instrument assets with right of offset or master netting agreements	$3,730	$(3,730)	$—
Derivative instrument liabilities with right of offset or master netting agreements	$(21,869)	$3,730	$(18,139)

December 31, 2013
Derivative instrument assets with right of offset or master netting agreements	$1,749	$(1,332)	$417
Derivative instrument liabilities with right of offset or master netting agreements	$(1,605)	$1,332	$(273)
_______________________________________

(a)         With all of the Company’s financial trading counterparties, the Company has agreements in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

Credit-Risk Related Contingent Features in Derivatives

None of the Company’s derivative instruments contains credit-risk related contingent features. No amounts of collateral were posted by the Company related to net positions as of June 30, 2014 and December 31, 2013.

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

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of June 30, 2014:
Commodity derivative instruments	$—	$(18,139)	$—	$(18,139)
Total	$—	$(18,139)	$—	$(18,139)

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of December 31, 2013:
Commodity derivative instruments	$—	$144	$—	$144
Total	$—	$144	$—	$144

Significant Level 2 assumptions used to measure the fair value of the commodity derivative instruments include current market and contractual commodity prices, implied volatility factors, appropriate risk adjusted discount rates, as well as other relevant data.

Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. There were no transfers between Level 1, Level 2 or Level 3 during the three or six months ended June 30, 2014 and the year ended December 31, 2013.

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

NOTE 6—CREDIT AGREEMENT

On September 10, 2013, in conjunction with the Spanish Trail Acquisition, the Company amended and restated its credit agreement, dated December 15, 2010, with Comerica Bank, as administrative agent providing for a revolving credit facility of up to $500 million, and expanded its syndicated bank group to 11 lenders.  In addition, the Company entered into a new term loan in the amount of $70 million to partially finance the Spanish Trail Acquisition. On June 9, 2014, the borrowing base under the revolving credit facility was increased from $300 million to $375 million as a result of the semiannual borrowing base redetermination under the Credit Agreement.

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

The Company was in compliance with such covenants and ratios as of June 30, 2014.

Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. RSP LLC has a choice of borrowing in Eurodollars or at the adjusted base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the quotient of: (i) the LIBOR Rate divided by (ii) a percentage equal to 100% minus the maximum rate on such date at which the Administrative Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 125 to 200 basis points, depending on the percentage of its borrowing base utilized. Adjusted base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s reference rate; (ii) the federal funds effective rate plus 100 basis points; and (iii) the adjusted LIBOR rate plus 100 basis points, plus an applicable margin ranging from 25 to 100 basis points, depending on the percentage of its borrowing base utilized, plus a facility fee of 0.50% charged on the borrowing base amount. At June 30, 2014, the variable rate of interest under the Company’s revolving credit facility was 1.67%. The Company may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs. As of June 30, 2014, the revolving credit facility has a margin of 1.25% to 2.00% plus LIBOR, plus a facility fee of 0.50% charged on the borrowing base amount.

The amount available to be borrowed under the revolving credit facility is subject to a borrowing base that is re-determined semiannually each May and November and depends on the volumes of proved oil and natural gas reserves and estimated cash flows from these reserves and commodity hedge positions. The borrowing base under the Company’s amended and restated credit agreement is $375 million as of June 30, 2014, with lender commitments of $500 million.

The maturity date of the Company’s revolving credit facility is September 10, 2017.

On January 23, 2014, the Company repaid the term loan in full, and as of June 30, 2014, the Company had no contractual obligations with respect to the term loan.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company may at times be subject to claims and legal actions. Management believes it is remote that the impact of such matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed as incurred. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and to comply with regulatory policies and procedures.

The Company accounts for environmental contingencies in accordance with the accounting guidance related to accounting for contingencies. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation, are expensed.

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At June 30, 2014 and December 31, 2013, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

Leases

During 2011, RSP LLC entered into a month-to-month operating lease agreement and a long-term operating lease agreement for office space.  During February 2014, the Company entered into a 64-month lease agreement through May 2019 for office space.  Rent expense for the three months ended June 30, 2014 and 2013 was $78 thousand and $63 thousand, respectively. Rent expense for the six months ended June 30, 2014 and 2013 was $161 thousand and $125 thousand, respectively.

NOTE 8—EQUITY-BASED COMPENSATION

Share-based compensation expense, which was recorded in "General and administrative expenses" in the accompanying consolidated statements of operations, was $1.7 million and $13.7 million for the three and six months ended June 30, 2014. Share-based compensation expense includes certain costs which are non-recurring; expense for restricted shares which were issued as a bonus related to our IPO along with incentive unit expense that will ultimately be borne by RSP Permian Holdco, L.L.C.

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

Share-based compensation expense for these awards was $1.3 million for the three months and $2.1 million for the six months ended June 30, 2014.  The Company views restricted stock awards with graded vesting as single awards with an expected life equal to the average expected life and amortize the awards on a straight-line basis over the life of the awards.

The compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of June 30, 2014, the Company had unrecognized compensation expense of $9.0 million related to restricted stock awards which is expected to be recognized over a weighted average period of 2.0 years.

The following table represents restricted stock award activity for the six months ended June 30, 2014:

	Shares	Wtd. Avg. Grant Price
Restricted shares outstanding, beginning of period	—	$—
Restricted shares granted	463,951	23.51
Restricted shares outstanding, end of period	463,951	$23.51

Performance-Based Restricted Stock Awards

In June 2014, performance-based restricted stock awards were granted containing predetermined market conditions with a cliff vesting period of 2.75 years. We granted 134,400 of these shares at a 100% of target payout while the conditions of the grants allow for a payout ranging between no payout and 200% of target.

Share-based compensation for these awards was $0.1 million for both the three months and six months ended June 30, 2014. The compensation expense for the market condition is based on a grant date valuation of $28.14 per share using a Monte-Carlo simulation. The unrecognized compensation expense related to these shares is approximately $3.8 million as of June 30, 2014 and is expected to be recognized over the next 2.70 years. The payout level is calculated based on actual performance achieved during the performance period compared to a defined peer group.

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

At such time that the occurrence of the performance conditions associated with these incentive units are deemed probable, the Company will record a non-cash compensation expense based upon the grant date fair value of the incentive units that are probable of reaching payout as a result of reaching established distribution thresholds. As of December 31, 2013, the unrecognized non-cash compensation expense associated with all tiers of the incentive units was approximately $16.3 million. After successful completion of the IPO, the performance conditions associated with the Tier I, Tier I A and Tier II incentive units were deemed probable of reaching payout, which resulted in the recognition of non-cash compensation expense of $0.2 million and $11.4 million for the three and six months ended June 30, 2014. The Tier I A and Tier II incentive units will have a remaining unrecognized non-cash compensation expense of approximately $1.3 million which will be amortized over the remaining service period and result in a $0.5 million non-cash compensation expense in the remainder of 2014 and $0.8 million in 2015. The remaining unrecognized non-cash compensation expense related to the Tier III and Tier IV incentive units is approximately $3.5 million and will be recognized when it is deemed that the Tier III and Tier IV incentive units are probable of reaching payout as a result of reaching the established distribution thresholds.

NOTE 9—EARNINGS PER SHARE & PRO FORMA EARNINGS PER SHARE

Earnings per Share

The Company’s basic earnings per share amounts have been computed using the two-class method based on the weighted-average number of shares of common stock outstanding for the period.  Because the Company recognized a net loss for the six months ended June 30, 2014, unvested restricted share awards were not recognized in dilutive earnings per share calculations as they would be antidilutive.  A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(In thousands)
Numerator:
Net income (loss) available to stockholders	$8,226	$(119,303)
Basic net income (loss) allocable to participating securities (1)	49	—
Income (loss) available to stockholders	$8,177	$(119,303)

Denominator:
Weighted average number of common shares outstanding - basic	72,500	67,702
Effect of dilutive securities:
Restricted stock	—	—
Weighted average number of common shares outstanding - diluted (2)	72,500	67,702

Net loss per share:
Basic	$0.11	$(1.76)
Diluted	$0.11	$(1.76)
_______________________________________
(1)    Restricted share awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.
(2) Approximately 0.1 million shares related to performance-based restricted stock units that could be converted to common shares in the future based on predetermined performance and market goals were not included in the computation of Diluted earnings per share for the three months ended June 30, 2014, because the performance and market conditions had not been met, assuming the end of the reporting period was the end of the contingency period.

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

The Company’s pro forma basic earnings per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period, as if the common shares issued in the IPO were outstanding for the entire year. A reconciliation of the components of pro forma basic and diluted earnings per common share is presented in the table below:

Six Months Ended June 30, 2014
Numerator:
Income before taxes, as reported	$20,859
Pro forma provision for income taxes	7,509
Pro forma net income available to stockholders	13,350
Basic net income allocable to participating securities	82
Pro forma net income available to stockholders	$13,268

Denominator:
Weighted average number of common shares outstanding - basic	72,500
Effect of dilutive securities:
Restricted stock	—
Weighted average number of common shares outstanding - diluted	72,500

Net income per share:
Basic	$0.18
Diluted	$0.18

For the three months ended June 30, 2014, our actual earnings per share are equal to our pro forma earnings per share.

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

Our Predecessor and RSP Permian, Inc.

RSP Permian, Inc. ("RSP Inc.") was formed in September 2013 and does not have historical financial operating results. For purposes of this Quarterly Report on Form 10-Q, our accounting predecessor reflects the combined results of RSP Permian, LLC ("RSP LLC") and Rising Star Energy Development Co, LLC ("Rising Star").

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

The IPO and Related Transactions

In January 2014, we successfully completed our IPO, selling 23 million shares at $19.50 per share and raising $449 million in gross proceeds. Of the 23 million shares, 9.2 million were shares sold by RSP Inc., resulting in approximately $163 million of net proceeds. The remaining 13.8 million shares sold in the IPO were sold by selling shareholders, and the Company did not receive any proceeds from the sale of these shares. In connection with the IPO, we completed the transactions described below.

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

The Pecos Contribution. Pecos, an entity owned by certain members of our management team, contributed to RSP Inc. certain working interests in certain acreage and wells in the Permian Basin in which RSP LLC already has working interests (the “Pecos Contribution”). In exchange, Pecos received shares of RSP Inc.’s common stock.

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

In Glasscock County, the Company acquired a 100% operated working interest in 961 acres of undeveloped leasehold. The Company has identified 28 horizontal locations on these properties in the Middle Spraberry, Lower Spraberry, Wolfcamp A, Wolfcamp B and Wolfcamp D (Cline) formations.

In Dawson County, the Company also acquired an additional 3,766 gross (3,230 net) undeveloped acres in the area where RSP LLC acquired leasehold interests in October 2013, bringing the Company’s total acreage in Dawson County to 13,389 gross (11,481 net) acres. The Company has identified approximately 61 additional net horizontal locations in the Middle Spraberry, Lower Spraberry and Wolfcamp A/B formations.

In July 2014, the Company entered into multiple agreements in to acquire predominantly undeveloped acreage and certain oil and gas producing properties located in Glasscock County, Texas, for an approximate aggregate price of $259 million. These acquisitions are expected to close in late August 2014.

Pro Forma Quarterly Financial Data

The financial information provided in the Company’s financial statements includes 22 days of the Company’s predecessor financial information plus the Company’s activities for the rest of the first quarter of 2014.

The below pro forma information for the three months ended March 31, 2014 was derived from our actual results and has been adjusted to reflect the Collins and Wallace Contributions and the ACTOIL NPI Repurchase, both of which were completed in connection with the IPO on January 23, 2014, as if such transactions had occurred on January 1, 2014.  The below pro forma information for both the three months ended March 31, 2014 and June 30, 2014, also reflects adjustments for non-recurring expenses associated with the IPO.

The pro forma financial information included below does not give effect to certain acquisitions that were immaterial to our actual and pro forma results for the periods reflected below.

	RSP Permian, Inc.		RSP Permian, Inc. Pro Forma
	Three Months Ended		Three Months Ended
	June 30, 2014	March 31, 2014	June 30, 2014	March 31, 2014
Production data:
Oil (MBbls)	687	544	687	594
Natural gas (MMcf)	712	573	712	621
NGLs (MBbls)	169	133	169	143
Total (MBoe)	975	772	975	841
Average net daily production (Boe/d)	10,714	8,578	10,714	9,339
Average prices before effects of hedges(1)(2):
Oil (per Bbl)	$96.26	$94.60	$96.26	$94.21
Natural gas (per Mcf)	4.38	3.85	4.38	3.86
NGLs (per Bbl)	28.47	30.79	28.47	30.82
Total (per Boe)	$75.96	$74.82	$75.96	$74.65
Average realized prices after effects of hedges(1)(2):
Oil (per Bbl)	$94.06	$93.91	$94.06	$93.57
Natural gas (per Mcf)	4.38	3.85	4.38	3.86
NGLs (per Bbl)	28.47	30.79	28.47	30.82
Total (per Boe)	$74.41	$74.32	$74.41	$74.19
Average costs (per Boe):
Lease operating expenses (excluding gathering and transportation)	$8.55	$8.66	$8.55	$8.74
Gathering and transportation	0.97	0.49	0.97	0.49
Production and ad valorem taxes	6.12	5.02	6.12	4.91
Depreciation, depletion and amortization	22.29	21.19	22.29	23.79
General and administrative expenses(3)	5.37	22.04	4.34	2.46

Components of general and administrative expense:
General and administrative - cash component	$3.67	$6.48	$3.67	$2.10
General and administrative - (non IPO stock comp)	0.67	0.38	0.67	0.36
General and administrative - (IPO stock comp)	1.03	15.18	—	—
_______________________________________
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

	RSP Permian, Inc.		RSP Permian, Inc. Pro Forma
	Three Months Ended		Three Months Ended
	June 30, 2014	March 31, 2014	June 30, 2014	March 31, 2014
	(In thousands)
Revenues:
Oil sales	$66,134	$51,471	$66,134	$55,930
Natural gas sales	3,117	2,206	3,117	2,397
NGL sales	4,811	4,081	4,811	4,417
Total revenues	$74,062	$57,758	$74,062	$62,744

Operating expenses:
Lease operating expenses	$9,279	$7,063	$9,279	$7,757
Production and ad valorem taxes	5,964	3,876	5,964	4,127
Depreciation, depletion and amortization	21,734	16,361	21,734	19,994
Asset retirement obligation accretion	38	29	38	38
Exploration	1,233	756	1,233	756
General and administrative expenses	5,238	17,016	4,231	2,064
Total operating expenses	43,486	45,101	42,479	34,736
Operating income	$30,576	$12,657	$31,583	$28,008

Other income (expense):
Other income	$(302)	$310	$(302)	$309
Gain (loss) on derivative instruments	(15,958)	(4,153)	(15,958)	(4,153)
Interest expense	(1,142)	(1,131)	(1,142)	(1,131)
Total other income (expense)	$(17,402)	$(4,974)	$(17,402)	$(4,975)
Income before taxes	13,174	7,683	14,181	23,033
Income tax (expense) benefit	(4,948)	(135,213)	(5,106)	(8,292)
Net income	$8,226	$(127,530)	$9,075	$14,741

Overview

The Company’s financial and operating performance for the six months ended June 30, 2014 included the following highlights:

•Completed the IPO, issuing 23 million shares at $19.50 per share for gross proceeds of $449 million;
•Acquired $800 million of oil and gas properties in the Company’s core area through the Collins and Wallace Contributions, the ACTOIL NPI Repurchase, the Pecos Contribution and the acquisition from Rising Star;
•Acquired approximately $79 million of oil and gas properties in Martin, Glasscock and Dawson counties in Texas; and
•Added our fourth operated horizontal rig and our second operated vertical rig, tripling our total rig count compared to six months ago. We have also contracted a fifth horizontal rig and are finalizing terms on a sixth horizontal rig, which are expected to arrive in late fourth quarter 2014 and mid first quarter 2015, respectively; and
•Expanded our borrowing base under the revolving credit facility from $300 million to $375 million following our lenders' regularly scheduled semi-annual redetermination.

During the second quarter of 2014, our average daily production was 10,714 Boe/d, a 15% increase from our first quarter of 2014 average daily production of 9,339 Boe/d on a pro forma basis. Oil production was 71% of total production on a volumetric basis and 89% of our total revenues in both the first and second quarters of 2014. Both first and second quarter of 2014 production totals were significantly higher than production in the corresponding periods of 2013. We expect our strong production growth to continue into the second half of this year as we benefit from the incremental impact of the fourth horizontal rig which began drilling operations in the second quarter of 2014.

During the second quarter of 2014, the Company completed six operated horizontal wells. The Company expects to compete 13 operated horizontal wells during the third quarter and ten operated horizontal wells in the fourth quarter of 2014. The Company is currently operating four horizontal rigs and two vertical rigs on a full-time basis as well as employing a third vertical rig to drill to the intermediate casing point depth prior to the arrival of a horizontal rig to drill the curve and the lateral portion of the well.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•production volumes;
•realized prices on the sale of oil, natural gas and NGLs, including the effect of our commodity derivative contracts on our production; and
•lease operating expenses.

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

Our open positions as of June 30, 2014 were as follows:

Description & Production Period	Volume (Bbls)	Weighted Average Floor price ($/Bbl)(1)	Weighted Average Ceiling price ($/Bbl)(1)	Weighted Average Swap price ($/Bbl)(1)
Crude Oil Swaps:
July 2014 — December 2014	60,000			$96.40
July 2014 — December 2015	180,000			$92.60

Crude Oil Collars:
July 2014 — September 2014	93,000	$89.84	$101.87
July 2014 — December 2014	492,000	$85.79	$102.11
July 2014 — December 2015	450,000	$85.00	$95.00
October 2014 — December 2014	240,000	$90.00	$101.11
January 2015 — March 2015	195,000	$90.00	$94.89
January 2015 — June 2015	240,000	$90.00	$96.00
January 2015 — December 2015	1,332,000	$85.86	$94.64
_______________________________________
(1)         The crude oil derivative contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude.

Description & Production Period	Volume (MMBtu)	Weighted Average Floor price ($/MMBtu)(1)	Weighted Average Ceiling price ($/MMBtu)(1)	Weighted Average Swap price ($/MMBtu)(1)
Natural Gas Collars:
August 2014 — December 2014	750,000	$4.00	$4.78	$—
_______________________________________
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

Increased Drilling Activity

Our board of directors has recently approved an updated capital budget for 2014 of $425 million. Our 2014 capital budget represents a 97% increase over our $216 million 2013 capital expenditures. The ultimate amount of capital that we spend may fluctuate materially based on market conditions and our drilling results.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended June 30,
	2014	2013	Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$66,134	$22,442	$43,692	195%
Natural gas sales	3,117	1,397	1,720	123%
NGL sales	4,811	1,309	3,502	268%
Total revenues	$74,062	$25,148	$48,914	195%
Average sales prices:
Oil (per Bbl) (excluding impact of cash settled derivatives)	$96.26	$89.06	$7.20	8%
Oil (per Bbl) (after impact of cash settled derivatives)	94.06	89.02	5.04	6%
Natural gas (per Mcf)	4.38	3.67	0.71	19%
NGLs (per Bbl)	28.47	22.57	5.90	26%
Total (per Boe) (excluding impact of cash settled derivatives)	$75.96	$67.24	$8.72	13%
Total (per Boe) (after impact of cash settled derivatives)	$74.41	$67.22	$7.19	11%
Production:
Oil (MBbls)	687	252	435	173%
Natural gas (MMcf)	712	381	331	87%
NGLs (MBbls)	169	58	111	191%
Total (MBoe)	975	374	601	161%
Average daily production volume:
Total (Boe/d)	10,714	4,110	6,604	161%

The following table shows the relationship between our average realized oil price as a percentage of the average NYMEX price and the relationship between our average realized natural gas price as a percentage of the average NYMEX price for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Three Months Ended June 30,
	2014	2013
Average realized oil price ($/Bbl)	$96.26	$89.06
Average NYMEX ($/Bbl)	103.03	94.17
Differential to NYMEX	(6.77)	(5.11)
Average realized oil price to NYMEX percentage	93%	95%

Average realized natural gas price ($/Mcf)	$4.38	$3.67
Average NYMEX ($/Mcf)	4.58	4.02
Differential to NYMEX	(0.20)	(0.35)
Average realized natural gas price to NYMEX percentage	96%	91%

Average realized NGL price ($/Bbl)	$28.47	$22.57
Average NYMEX ($/Bbl)	103.03	94.17
Average realized NGL price to NYMEX percentage	28%	24%

Our average realized oil price as a percentage of the average NYMEX price decreased to 93% for the three months ended June, 30, 2014 as compared to 95% for the three months ended June 30, 2013. The WTI - Cushing to WTI - Midland spread widened in the second quarter of 2014 over 2013 levels, which is the primary reason for the lower realized oil price as a percentage of the NYMEX price in 2014 as compared to 2013. The widening of the spread is due to the pipeline constraint issue that has developed as additional crude supply has exceeded the infrastructure needed to move the supply to other regional markets. Our average realized natural gas price as a percentage of the average NYMEX price was 96% for the three months ended June 30, 2014 and 91% for the three months ended June 30, 2013.

Oil revenues increased 195% from $22.4 million for the three months ended June 30, 2013 to $66.1 million for the three months ended June 30, 2014 as a result of an increase in our oil production volumes of 435 MBbls and a $7.20 per Bbl increase in our average realized price for oil.

Natural gas revenues increased 123% from $1.4 million for the three months ended June 30, 2013 to $3.1 million for the three months ended June 30, 2014 as a result of an increase in natural gas production volumes of 331 MMcf and a $0.71 per Mcf increase in our average realized natural gas price.

NGL revenues increased 268% from $1.3 million for the three months ended June 30, 2013 to $4.8 million for the three months ended June 30, 2014 as a result of a 111 MBbls increase in production and a $5.90 per Bbl increase in our average realized NGL price.

Our higher production volumes for all products was a result of increased production from our horizontal drilling program, the Spanish Trail Acquisition in September 2013, the Collins and Wallace Contributions in January 2014 and the acquisition of producing properties in Martin County in February 2014.

Operating Expenses. The following table summarizes our expenses for the periods indicated:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$9,279	$2,853	$6,426	225%
Production and ad valorem taxes	5,964	1,874	4,090	218%
Depreciation, depletion and amortization	21,734	12,032	9,702	81%
Asset retirement obligation accretion	38	26	12	46%
Exploration expense	1,233	94	1,139	1,212%
General and administrative expenses	5,238	1,069	4,169	390%
Total operating expenses	$43,486	$17,948	$25,538	142%

Expenses per Boe:
Lease operating expenses	$9.52	$7.63	1.89	25%
Production and ad valorem taxes	6.12	5.01	1.11	22%
Depreciation, depletion and amortization	22.29	32.17	(9.88)	(31)%
Asset retirement obligation accretion	0.04	0.07	(0.03)	(43)%
Exploration expense	1.26	0.25	1.01	404%
General and administrative expenses	5.37	2.86	2.51	88%
Total operating expenses per Boe	$44.60	$47.99	$(3.39)	(7)%

Lease Operating Expenses.  Lease operating expenses increased 225% from $2.9 million for the three months ended June 30, 2013 to $9.3 million for the three months ended June 30, 2014. The increase in our lease operating expense was attributable to the significant increase in production volumes in the 2014 period along with higher workover costs, as we performed more workovers in the 2014 period. Gathering and transportation costs, which are included in lease operating expenses, were $0.2 million and $0.9 million for the three months ended June 30, 2013 and 2014, respectively. On a per Boe basis, our gathering and transportation costs were $0.57 and $0.97 for the three months ended June 30, 2013 and 2014, respectively.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased from $1.9 million for the three months ended June 30, 2013 to $6.0 million for the three months ended June 30, 2014 primarily as a result of higher revenues as production volumes increased.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased 81% from $12.0 million for the three months ended June 30, 2013 to $21.7 million for the three months ended June 30, 2014 mainly due to increased production and the property acquisitions in conjunction with the IPO.  The DD&A rate decreased 31% from $32.17 per Boe for the three months ended June 30, 2013 to $22.29 per Boe for the three months ended June 30, 2014 due to the increase in our proved reserves associated with contributed properties more than offsetting the amount of the purchase price of these assets that is allocated to our depletable property pool.

Exploration Expenses. Exploration expense increased by $1.1 million from $0.1 million for the three months ended June 30, 2013 to $1.2 million for the three months ended June 30, 2014 due to additional activity in the 2014 period.

General and Administrative Expenses. General and administrative (“G&A”) expenses increased from $1.1 million for the three months ended June 30, 2013 to $5.2 million for the three months ended June 30, 2014 primarily due to increases in expensing non-cash equity-based compensation and increases in compensation expense associated with additions to personnel.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Other income (expense)	$(302)	$366	$(668)	(183)%
Loss on derivative instruments	(15,958)	922	(16,880)	NM
Interest expense	(1,142)	(477)	(665)	139%
Total other income (expense)	$(17,402)	$811	$(18,213)	NM

Other Income. Other income decreased from $0.4 million for the three months ended June 30, 2013 to a loss of $0.3 million for the three months ended June 30, 2014 primarily due to water we sourced and sold to other working interest partners for use in completion activities in the 2013 period.

Loss on Derivative Instruments. During the three months ended June 30, 2013, we recorded a $0.9 million gain as compared to a $16.0 million loss in the three months ended June 30, 2014. The change was a result of the future commodity price outlook for crude oil as of June 30, 2014 as compared to June 30, 2013, along with additional notional amounts of derivative contracts entered into during the current year.

Interest Expense. During the three months ended June 30, 2013, we recorded $0.5 million of interest expense as compared to $1.1 million in the three months ended June 30, 2014. The change was primarily the result of additional borrowings under our revolving credit facility in the 2014 period.

Results of Operations

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Six Months Ended June 30,
	2014	2013	Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$117,606	$44,365	$73,241	165%
Natural gas sales	5,323	2,562	2,761	108%
NGL sales	8,892	2,876	6,016	209%
Total revenues	$131,821	$49,803	$82,018	165%
Average sales prices:
Oil (per Bbl) (excluding impact of cash settled derivatives)	$95.54	$86.90	$8.64	10%
Oil (per Bbl) (after impact of cash settled derivatives)	94.00	87.07	6.93	8%
Natural gas (per Mcf)	4.14	3.17	0.97	31%
NGLs (per Bbl)	29.44	24.32	5.12	21%
Total (per Boe) (excluding impact of cash settled derivatives)	$75.46	$65.24	$10.22	16%
Total (per Boe) (after impact of cash settled derivatives)	$74.37	$65.36	$9.01	14%
Production:
Oil (MBbls)	1,231	511	720	141%
Natural gas (MMcf)	1,285	807	478	59%
NGLs (MBbls)	302	118	184	156%
Total (MBoe)	1,747	764	983	129%
Average daily production volume:
Total (Boe/d)	9,652	4,217	5,435	129%

The following table shows the relationship between our average realized oil price as a percentage of the average NYMEX price and the relationship between our average realized natural gas price as a percentage of the average NYMEX price for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Six Months Ended June 30,
	2014	2013
Average realized oil price ($/Bbl)	$95.54	$86.90
Average NYMEX ($/Bbl)	100.82	94.26
Differential to NYMEX	(5.28)	(7.36)
Average realized oil price to NYMEX percentage	95%	92%

Average realized natural gas price ($/Mcf)	$4.14	$3.17
Average NYMEX ($/Mcf)	4.65	3.76
Differential to NYMEX	(0.51)	(0.59)
Average realized natural gas price to NYMEX percentage	89%	84%

Average realized NGL price ($/Bbl)	$29.44	$24.32
Average NYMEX ($/Bbl)	100.82	94.26
Average realized NGL price to NYMEX percentage	29%	26%

Our average realized oil price as a percentage of the average NYMEX price increased to 95% for the six months ended June 30, 2014 as compared to 92% for the six months ended June 30, 2013. All of our oil contracts are impacted by the

NYMEX differential, which was negative $5.28 per Bbl for the six months ended June 30, 2014 as compared to negative $7.36 per Bbl for the six months ended June 30, 2013. Our average realized natural gas price as a percentage of the average NYMEX price was 89% for the six months ended June 30, 2014 and 84% for the six months ended June 30, 2013.

Oil revenues increased 165% from $44.4 million for the six months ended June 30, 2013 to $117.6 million for the six months ended June 30, 2014 as a result of an increase in oil production volumes of 720 MBbls along with a $8.72 per Bbl increase in our average realized price for oil . Our higher oil production was a result of increased production from our horizontal drilling program, the Spanish Trail Acquisition in September 2013, the Collins and Wallace Contributions in January 2014 and the acquisition of producing properties in Martin County in February 2014. This increase was impacted by the partial sale of 80 producing wells to Resolute in March 2013, which accounted for approximately 40% of total production for the three months ended March 31, 2013.

Natural gas revenues increased 108% from $2.6 million for the six months ended June 30, 2013 to $5.3 million for the six months ended June 30, 2014 as a result of an increase in natural gas production volumes of 478 MMcf and a $0.97 per Mcf increase in our average realized natural gas price. Our increase in natural gas production was a result of increased production from our horizontal drilling program along with our Spanish Trail Acquisition in September 2013, the Collins and Wallace Contributions in January 2014 and the acquisition of producing properties in Martin County in February 2014 and impacted by the partial sale of 80 producing wells to Resolute in March 2013, which accounted for approximately 40% of total production for the three months ended March 31, 2013.

NGL revenues increased 209% from $2.9 million for the six months ended June 30, 2013 to $8.9 million for the six months ended June 30, 2014 as a result of a 156% increase in production along with a $5.07 per Bbl increase in our average realized NGL price.

Operating Expenses. The following table summarizes our expenses for the periods indicated:

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$16,342	$6,208	$10,134	163%
Production and ad valorem taxes	9,840	3,510	$6,330	180%
Depreciation, depletion and amortization	38,096	22,234	$15,862	71%
Asset retirement obligation accretion	66	51	$15	29%
Exploration expense	1,989	157	$1,832	1,167%
General and administrative expenses	22,254	1,624	$20,630	1,270%
Total operating expenses before gain on sale of assets	$88,587	$33,784	$54,803	162%
(Gain) on sale of assets	—	(6,045)	$6,045	NM
Total operating expenses after gain on sale of assets	88,587	27,739	60,848	219%
Expenses per Boe:
Lease operating expenses	$9.35	$8.13	1.22	15%
Production and ad valorem taxes	5.63	4.59	1.04	23%
Depreciation, depletion and amortization	21.81	29.13	(7.32)	(25)%
Exploration expense	1.14	0.21	0.93	443%
Asset retirement obligation accretion	0.04	0.07	(0.03)	(43)%
General and administrative expenses	12.74	2.13	10.61	498%
Total operating expenses per Boe	$50.71	$44.26	$6.45	15%

Lease Operating Expenses.  Lease operating expenses increased 163% from $6.2 million for the six months ended June 30, 2013 to $16.3 million for the six months ended June 30, 2014. The increase in our lease operating expense was attributable to the increase in production in the 2014 period along with higher workover costs, as we performed more workovers in the current period primarily related to wells affected by severe winter weather in the 2014 period. Gathering and transportation costs, which are included in lease operating expenses, were $0.8 million and $1.7 million for the six months ended June 30, 2013 and 2014, respectively. On a per Boe basis, our gathering and transportation costs were $0.61 and $0.76 for the six months ended June 30, 2013 and 2014, respectively.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased 180% from $3.5 million for the six months ended June 30, 2013 to $9.8 million for the six months ended June 30, 2014 primarily as a result of higher wellhead revenues.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased 71% from $22.2 million for the six months ended June 30, 2013 to $38.1 million for the six months ended June 30, 2014 mainly due to increased production and the property acquisitions in conjunction with the IPO.  The DD&A rate decreased 25% from $29.13 per Boe for the six months ended June 30, 2013 to $21.81 per Boe for the six months ended June 30, 2014 due to the increase in our proved reserves associated with contributed properties more than offsetting the amount of the purchase price of these assets that is allocated to our depletable property pool.

Exploration Expenses. Exploration expense increased by $1.8 million from $0.2 million for the six months ended June 30, 2013 to $2.0 million for the six months ended June 30, 2014 due to additional activity in the 2014 period.

General and Administrative Expenses. General and administrative (“G&A”) expenses increased from $1.6 million for the six months ended June 30, 2013 to $22.2 million for the six months ended June 30, 2014 primarily due to increases in expensing non-cash incentive unit compensation and equity-based compensation and increases in compensation expense associated with additions to personnel. Share-based compensation expense, which was recorded in "General and administrative expenses" in the accompanying consolidated statements of operations, was $13.7 for the six months ended June 30, 2014.

Gain on Sale of Assets. Gain on sale of assets was $6.0 million for the six months ended June 30, 2013 as a result of the property sale to Resolute in March 2013. There were no asset sales in the six months ended June 30, 2014.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Other income	$8	$565	$(557)	(99)%
Loss on derivative instruments	(20,111)	(735)	NM	NM
Interest expense	(2,272)	(1,101)	(1,171)	(106)%
Total other income (expense)	$(22,375)	$(1,271)	NM	NM

Other Income. Other income decreased from $0.6 million for the six months ended June 30, 2013 to less than $0.1 million for the six months ended June 30, 2014 primarily due to an decrease in income related to water we sourced and sold to other working interest partners for use in completion activities.

Loss on Derivative Instruments. During the six months ended June 30, 2013, we recorded a $0.7 million loss as compared to a $20.1 million loss in the six months ended June 30, 2014. The change was a result of the future commodity price outlook as of June 30, 2014 as compared to June 30, 2013 along with additional hedges entered into during the 2014 period.

Interest Expense. During the six months ended June 30, 2013, we recorded $1.1 million of interest expense as compared to $2.3 million in the six months ended June 30, 2014. The change was primarily the result of additional borrowings under our revolving credit facility in the 2014 period.

Capital Requirements and Sources of Liquidity

The Company’s primary sources of liquidity have been capital contributions from its equity sponsor (prior to the IPO), proceeds from the IPO, borrowings under its revolving credit facility, term loan borrowings, proceeds from asset dispositions, proceeds from the issuance of net profits interests and cash flows from operations. To date, the Company’s primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties.

Our updated 2014 capital budget for drilling, completion, recompletion and infrastructure is approximately $425 million. We intend to allocate our 2014 capital budget approximately as follows:

•$400 million, or 94%, for the drilling and completion activities;

•$25 million, or 6%, for infrastructure and other.

During the first half of 2014, we spent approximately $165 million on capital expenditures excluding acquisitions.

Because we are the operator of a high percentage of our acreage, the amount and timing of these capital expenditures are largely discretionary. We could choose to defer a portion of these planned 2014 capital expenditures depending on a variety of factors, including: the success of our drilling activities; prevailing and anticipated prices for oil, natural gas and NGLs; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; drilling, completion and acquisition costs; and the level of participation by other working interest owners.

We used a portion of the net proceeds from the IPO to fully repay our term loan and outstanding borrowings under our revolving credit facility. As of June 30, 2014, we had approximately $234 million available under our revolving credit facility. Our borrowing base under our revolving credit facility was $375 million as of June 30, 2014.

Based upon current oil and natural gas price expectations for 2014, we believe that our cash flow from operations and additional borrowings under our revolving credit facility will provide us with sufficient liquidity to execute our current capital program excluding any acquisitions we may enter into. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. We cannot assure you that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. We cannot assure you that needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling program, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.

Working Capital

Our working capital, which we define as current assets minus current liabilities, totaled negative $16.5 million and positive $16.3 million at June 30, 2014 and December 31, 2013, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $14.7 million and $13.2 million at June 30, 2014 and December 31, 2013, respectively. Due to the amounts that accrue related to our drilling program, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our revolving credit facility will be sufficient to fund our working capital needs excluding any acquisitions we may enter into. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will be the largest variables affecting our working capital.

Contractual Obligations

We had no other material changes in our contractual commitments and obligations from amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Requirements and Sources of Liquidity—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$97,093	$31,416
Net cash provided by (used in) investing activities	(270,626)	27,234
Net cash provided by (used in) financing activities	175,032	(93,851)

Net cash provided by operating activities was approximately $97.1 million and $31.4 million for the six months ended June 30, 2014 and 2013, respectively. Revenues and related cash flows from operations increased for the six months ended June 30, 2014 as compared to the three months ended June 30, 2013.  This increase was due to increased production related to properties acquired in the first quarter of 2014.

Net cash used in investing activities was approximately $270.6 million for the six months ended June 30, 2014, and net cash provided by investing activities for the six months ended June 30, 2013 was approximately $27.2 million. The increase in the amount of cash used in investing activities in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was due to capital expenditures totaling $268.9 million. These included the purchase of oil and gas assets for $79.0 million and $31.7 million for partial consideration of certain working interests in oil and gas properties contributed in conjunction with the IPO in the first quarter of 2014. Capital expenditures during 2013 were offset by proceeds received from the sale of properties to Resolute.

Net cash provided by financing activities was approximately $175.0 million for the six months ended June 30, 2014 and net cash used in financing activities for the six months ended June 30, 2013 was approximately $93.9 million. For the six months ended June 30, 2014, the increased cash provided by financing activities was primarily the result of capital contributions received in connection with the IPO.

Our Term Loan and Revolving Credit Facility

On June 9, 2014, the borrowing base of our revolving credit facility was increased from $300 million to $375 million as a result of the semiannual borrowing base redetermination under the Credit Agreement. As of June 30, 2014, we had $140.0 million of borrowings and $0.6 million of letters of credit outstanding under our revolving credit facility. The borrowing base under the Company’s amended and restated credit agreement is $375 million as of June 30, 2014, with lender commitments of $500 million, and the sublimit for letters of credit is $10 million.

Our revolving credit facility is secured by liens on substantially all of our properties and guarantees from our subsidiaries other than any subsidiary that we have designated as an unrestricted subsidiary. The amount available to be borrowed under our revolving credit facility is subject to a borrowing base that is redetermined semiannually each May and November and depends on the volumes of our proved oil and natural gas reserves, estimated cash flows from these reserves and our commodity hedge positions. Our revolving credit facility contains restrictive covenants and minimum financial ratios, which are described in Note 6 to the consolidated financial statements. We were in compliance with such covenants and ratios as of June 30, 2014 and our revolving credit facility matures September 10, 2017.

On September 10, 2013, in conjunction with the Spanish Trail Acquisition, the Company amended and restated its credit agreement, dated December 15, 2010, with Comerica Bank, as administrative agent, and expanded its syndicated bank group to 11 lenders and entered into a new term loan in the amount of $70 million, which was fully repaid in January 2014 with proceeds from the IPO.

Subsequent Events

In July 2014, the Company entered into definitive agreements in separate transactions with multiple sellers to acquire certain undeveloped acreage and oil and gas producing properties located in Glasscock County for an approximate aggregate price of $259 million in cash, subject to certain adjustments. The acquisitions are a significant bolt-on to our existing Glasscock County leasehold acreage position which was acquired in the first quarter of this year. The acquisitions are expected to close in late August 2014.

Also in July 2014, the Company filed an amended registration statement on Form S-1 with the SEC, and in August 2014 completed an underwritten public offering of 11.5 million shares of common stock. In the offering, selling shareholders sold 6.7 million shares and the Company sold 4.8 million shares. The stock was sold to the public at $25.65 per share and the Company received net proceeds of approximately $117.8 million, net of offering expenses and underwriting discounts and commissions. We used the proceeds from this stock sale to repay amounts drawn under our revolving credit facility and for general corporate purposes. We may at any time re-borrow amounts under our revolving credit facility, and we expect to do so to fund a portion of the pending Glasscock County acquisitions.

As of August 13, 2014, after applying the proceeds of the stock offering, the Company had approximately $70 million of amounts drawn under its revolving credit facility and approximately $304 million of borrowing capacity under the revolving credit facility. Following the closing of the acquisitions, the Company will evaluate the potential issuance of senior notes.

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

Income Taxes

The Company became a taxable entity as a result of its conversion from a limited liability company to a corporation on January 23, 2014.  Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At June 30, 2014, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

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

Our open positions as of June 30, 2014 were as follows:

Description & Production Period	Volume (Bbls)	Weighted Average Floor price ($/Bbl)(1)	Weighted Average Ceiling price ($/Bbl)(1)	Weighted Average Swap price ($/Bbl)(1)
Crude Oil Swaps:
July 2014 — December 2014	60,000			$96.40
July 2014 — December 2015	180,000			$92.60
Crude Oil Collars:
July 2014 — September 2014	93,000	$89.84	$101.87
July 2014 — December 2014	492,000	$85.79	$102.11
July 2014 — December 2015	450,000	$85.00	$95.00
October 2014 — December 2014	240,000	$90.00	$101.11
January 2015 — March 2015	195,000	$90.00	$94.89
January 2015 — June 2015	240,000	$90.00	$96.00
January 2015 — December 2015	1,332,000	$85.86	$94.64

(1)         The crude oil derivative contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude.

Description & Production Period	Volume (MMBtu)	Weighted Average Floor price ($/MMBtu)(1)	Weighted Average Ceiling price ($/MMBtu)(1)	Weighted Average Swap price ($/MMBtu)(1)
Natural Gas Collars:
August 2014 — December 2014	750,000	$4.00	$4.78	$—

(1)         The natural gas derivative contracts are settled based on the NYMEX closing settlement price.

The fair value of our derivative contracts as of June 30, 2014 was a net liability of $18.1 million. For information regarding the terms of these hedges, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—How We Evaluate Our Operations—Realized Prices on the Sale of Oil, Natural Gas and NGLs” above.

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

Interest Rate Risk

At June 30, 2014, we had $140.0 million of debt outstanding that is subject to interest rate risk, with an assumed weighted average interest rate of 1.7%. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the assumed weighted average interest rate would be approximately $1.4 million per year. We currently do not engage in any interest rate hedging activity.

Item 4.         Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As described above, there were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits.

See Exhibit Index on page 43 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSP PERMIAN, INC.

By:	/s/ Scott McNeill
Scott McNeill
Chief Financial Officer and Director
(Principal Financial Officer)
Date:	August 14, 2014

By:	/s/ Barry S. Turcotte
Barry S. Turcotte
Chief Accounting Officer
(Principal Accounting Officer)
Date:	August 14, 2014

EXHIBIT INDEX

Exhibit No.	Description
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

10.1	Form of Restricted Stock Grant and Award Agreement.
10.2
Amended and Restated Credit Agreement, dated September 10, 2013, by and between RSP Permian, L.L.C., as borrower, Comerica Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No. 377-00338) filed with the Commission on October 8, 2013

10.3
First Amendment to Amended and Restated Credit Agreement, dated June 9, 2014, by and among RSP Permian, L.L.C., as borrower, Comerica Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-36264) filed with the Commission on June 9, 2014).

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
_______________________________________
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
(c)          Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are being furnished herewith and are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.