Form 10-Q
period 2014-09-30
RSP Permian, Inc.
filed 2014-11-10
CIK 1588216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The registrant had 77,291,667 shares of common stock outstanding at November 7, 2014.

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

“SEC.” The United States Securities and Exchange Commission.

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

Information presented in this Quarterly Report on Form 10-Q on a pro forma basis gives effect to the completion of the corporate reorganization and acquisitions in connection with our initial public offering completed in January 2014, each as described under “Part I, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation—The IPO and Related Transactions.”

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” "will," "may," “should,” “would,” “could” or other similar expressions, and statements regarding the Company's business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the volatility of commodity prices, product supply and demand, competition, access to and cost of capital, uncertainties about estimates of reserves and resource potential and the ability to add proved reserves in the future, the assumptions underlying production forecasts, the quality of technical data, environmental and weather risks, including the possible impacts of climate change, the ability to obtain environmental and other permits and the timing thereof, government regulation or action, the costs and results of drilling and operations, the availability of equipment, services, resources and personnel required to complete the Company’s operating activities, access to and availability of transportation, processing and refining facilities, the financial strength of counterparties to the Company’s credit facility and derivative contracts and the purchasers of the Company’s production and acts of war or terrorism. For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.
 RSP PERMIAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$151,472	$13,234
Accounts receivable	34,508	26,346
Accounts receivable, related party	1,085	3,672
Escrow receivable	—	3,197
Escrow deposit	24	15
Derivative instruments	9,356	671
Total current assets	196,445	47,135
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	2,061,414	595,486
Accumulated depletion	(136,273)	(88,514)
Total oil and natural gas properties, net	1,925,141	506,972
Other property and equipment, net	17,732	9,316
Total property, plant and equipment	1,942,873	516,288
OTHER LONG-TERM ASSETS
Derivative instruments	2,868	1,078
Restricted cash	150	150
Other assets	28,218	23,004
Total long-term assets	31,236	24,232
TOTAL ASSETS	$2,170,554	$587,655
LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$35,852	$18,548
Accrued expenses	37,431	10,460
Interest payable	929	296
Derivative instruments	4,920	1,562
Total current liabilities	79,132	30,866
LONG-TERM LIABILITIES
Asset retirement obligations	4,131	2,584
Derivative instruments	1,743	43
Long-term debt	500,000	128,155
NPI payable	—	36,931
Deferred taxes	353,787	2,195
Total long-term liabilities	859,661	169,908
Total liabilities	938,793	200,774
STOCKHOLDERS’/MEMBERS’ EQUITY
Members’ equity	—	386,881
Common stock, $.01 par value; 300,000,000 shares authorized, 77,291,667 shares issued and outstanding at September 30, 2014; no shares authorized, issued or outstanding at December 31, 2013	773	—
Additional paid-in capital	1,317,992	—
Accumulated deficit	(87,004)	—
Total stockholders’/members’ equity	1,231,761	386,881
TOTAL LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY	$2,170,554	$587,655

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
			(In thousands, except per share data)
REVENUES
Oil sales	$64,119	$33,139	$181,725	$77,504
Natural gas sales	2,297	1,400	7,620	3,962
NGL sales	4,229	2,321	13,121	5,197
Total revenues	70,645	36,860	202,466	86,663
OPERATING EXPENSES
Lease operating expenses	$7,140	$3,785	$23,482	$9,993
Production and ad valorem taxes	5,137	2,413	14,977	5,923
Depreciation, depletion and amortization	18,991	18,879	57,086	41,113
Asset retirement obligation accretion	38	32	104	83
Exploration	967	320	2,955	477
General and administrative expenses	5,214	1,048	27,468	2,672
Total operating expenses	37,487	26,477	126,072	60,261
Gain on sale of assets	(2)	(16,655)	(2)	(22,700)
OPERATING INCOME	$33,160	$27,038	$76,396	$49,102
OTHER INCOME (EXPENSE)
Other income	$23	$298	$31	$863
Gain (loss) on derivative instruments	22,059	(2,630)	1,948	(3,365)
Interest expense	(2,241)	(669)	(4,513)	(1,770)
Total other income (expense)	19,841	(3,001)	(2,534)	(4,272)
INCOME BEFORE TAXES	53,001	24,037	73,862	44,830
INCOME TAX EXPENSE	(20,704)	—	(160,866)	(68)
NET INCOME (LOSS)	$32,297	$24,037	$(87,004)	$44,762

Income (loss) per common share:
Basic	$0.43		$(1.24)
Diluted	$0.43		$(1.24)
Weighted average shares outstanding:
Basic	74,896		70,100
Diluted	74,896		70,100

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’/ MEMBERS’ EQUITY
(Unaudited)

	Members’ Equity	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/ Members’ Equity
	(In thousands)
BALANCE AT DECEMBER 31, 2013	$386,881	—	$—	$—	$—	$386,881

Distribution of net assets to predecessor owner, including cash of $1,663	(21,147)	—	—	14,168	—	(6,979)

The corporate reorganization	(365,734)	—	—	365,734	—	—

RSP Permian Holdco, L.L.C.’s contributions of interests in RSP Permian, L.L.C. in exchange for RSP Permian, Inc.’s common stock	—	63,275	633	(633)	—	—

Ted Collins, Jr., Wallace Family Partnership, LP, Collins & Wallace Holdings, LLC, Pecos Energy Partners, L.P. and ACTOIL LLC’s contributions in exchange for RSP Permian, Inc.’s common stock	—	—	—	642,436	—	642,436

Shares of common stock issued in public offerings net of offering costs	—	14,017	140	280,688	—	280,828

Equity-based compensation	—	—	—	15,599	—	15,599

Net loss	—	—	—	—	(87,004)	(87,004)

BALANCE AT SEPTEMBER 30, 2014	$—	77,292	$773	$1,317,992	$(87,004)	$1,231,761

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(87,004)	$44,762
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	57,086	39,540
Abandoned equipment and intangibles	—	45
Accretion of asset retirement obligations	104	83
Equity based compensation	15,599	—
Amortization of loan fees	728	1,579
Deferred income taxes	155,815	—
Equity in earnings of investment	—	(13)
Gain on sale of assets	(2)	(22,700)
(Gain) loss on derivative instruments	(1,948)	3,365
Net cash payments on settled derivatives	(3,469)	(542)
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable from related parties	(5,584)	(11,994)
Other assets	8,145	(10,389)
Interest payable	633	(15)
Accounts payable	17,304	(9,825)
Accrued expenses	(126)	4,706
Net cash provided by operating activities	$157,281	$38,602
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	2	115,339
Additions to other property and equipment	(3,823)	57
Additions to oil and natural gas properties	(652,145)	(195,583)
Net cash used in investing activities	$(655,966)	$(80,187)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions	—	300
Issuance of common stock	280,828	—
Distributions	(1,663)	(30,000)
Payment of deferred loan costs	(14,087)	—
Borrowings under long-term debt	440,512	101,569
Restricted short-term investment	—	1,031
Payments on long-term debt	(568,667)	(85,000)
Issuance of senior unsecured notes	500,000	—
NPI payable	—	20,349
Net cash provided by financing activities	$636,923	$8,249
NET CHANGE IN CASH	$138,238	$(33,336)
CASH AT BEGINNING OF PERIOD	$13,234	$51,232
CASH AT END OF PERIOD	$151,472	$17,896
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$3,147	$1,677
Cash paid for taxes	$1,800	$—
NON-CASH ACTIVITIES
Asset retirement obligation acquired	$1,672	$—
Common stock issued for oil and gas properties	$677,402	$—
Deferred tax liabilities recorded for oil and gas property acquisitions	$195,777	$—
Elimination of NPI payable	$36,931	$—

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

On January 17, 2014, RSP Inc. sold 23 million shares at $19.50 per share to the public in an initial public offering ("IPO") and began trading on the New York Stock Exchange under the ticker symbol "RSPP." Of the 23 million shares, 9.2 million were shares sold by RSP Inc., resulting in approximately $180 million of gross proceeds, which were used to fully repay the Company’s $70 million term loan, repay outstanding borrowings of $56 million under its revolving credit facility, make cash payments to certain existing investors as partial consideration for the properties contributed to the Company by such persons, pay cash bonuses to certain of the Company’s employees in connection with the successful completion of the IPO, and fund a portion of its capital expenditure plan. The remaining 13.8 million shares sold in the IPO were sold by selling stockholders, and the Company did not receive any proceeds from the sale of those shares. On August 12, 2014, RSP Inc. completed an underwritten public offering, by RSP Inc. and certain of its shareholders, of 11.5 million shares of RSP Inc. common stock at $25.65 per share, raising $123 million in net proceeds to RSP Inc.

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

Subsequent Events

The Company has evaluated subsequent events of its consolidated financial statements. In October 2014, the Company invested $0.6 million, and committed to invest $5 million in the aggregate, in an entity that will develop, own and operate an integrated water management system to gather, store, process, treat, distribute and dispose of water on behalf of exploration and production companies operating in Midland, Martin, Andrews, and other counties in Texas approved by the board of this entity. Under the terms of the agreement, the Company owns a minority interest and will account for this investment using the equity method of accounting.

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

Related Party Receivable and Asset Purchase

The Company’s accounts receivable from related parties as of September 30, 2014 was $1.1 million and was owed by Collins, Wallace LP, Collins & Wallace Holdings, LLC, and Pecos. The balance as of December 31, 2013 was $3.7 million and was owed by Wallace LP.

Prior to the IPO, Collins, Wallace LP and Collins & Wallace Holdings, LLC had non-operated working interests in substantially all of the oil and natural gas assets that the Company operates. The Company considers the accounts receivable from these related parties to be fully collectible.

In August 2014, the Company acquired from Pecos working interests in certain acreage and wells in Glasscock County, Texas for $4.5 million.

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

The Company capitalizes interest on expenditures while activities are in progress to bring the assets to their intended use for significant exploration and development projects that last more than six months. The Company did not capitalize any interest in the nine months ended September 30, 2014 and 2013 as no projects lasted more than six months. Costs incurred to maintain wells and related equipment, lease and well operating costs and other exploration costs are expensed as incurred. Gains and losses arising from the sale of properties are generally included in operating income. Unproved properties are assessed periodically for possible impairment.

Capitalized acquisition costs attributable to proved oil and natural gas properties and leasehold costs are depleted on a field basis based on proved reserves using the unit-of-production method. Capitalized exploration well costs and development costs, including AROs, are depleted on a field basis, based on proved developed reserves. For the three months ended September 30, 2014 and 2013, depletion expense for oil and natural gas producing property was $18.8 million and $17.4 million, respectively. For the nine months ended September 30, 2014 and 2013, depletion expense for oil and natural gas producing property was

$56.7 million and $39.1 million, respectively. Depletion expense is included in depreciation, depletion and amortization in the accompanying consolidated statements of operations.

The Company’s oil and natural gas properties as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Proved oil and natural gas properties	$1,407,753	$562,019
Unproved oil and natural gas properties	653,661	33,467
Total oil and natural gas properties	2,061,414	595,486
Less: accumulated depletion	(136,273)	(88,514)
Total oil and natural gas properties, net	$1,925,141	$506,972

In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the anticipated reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. As of September 30, 2014 and December 31, 2013, there were no costs capitalized in connection with exploratory wells in progress.

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

For a property determined to be impaired, an impairment loss equal to the difference between the property’s carrying value and estimated fair value is recognized. Fair value, on a field basis, is estimated to be the present value of the aforementioned expected future net cash flows. Unproved properties are assessed periodically to determine whether they have been impaired. An impairment allowance is provided on an unproved property when the Company determines that the property will not be developed. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value.  No impairment of proved property was recorded for the three or nine months ended September 30, 2014 or 2013.

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

The ARO consisted of the following for the period indicated:

Nine Months Ended September 30, 2014
(In thousands)
Asset retirement obligation at beginning of period	$2,584
Liabilities assumed	1,443
Accretion expense	104
Asset retirement obligation at end of period	$4,131

Income Taxes

RSP LLC was organized as a limited liability company and treated as a flow-through entity for federal income tax purposes.  As such, taxable income and any related tax credits were passed through to its members and are included in their tax returns even though such net taxable income or tax credits may not have actually been distributed. Accordingly, provision for federal and state corporate income taxes has been made only for the operations of RSP Inc. from January 23, 2014 through September 30, 2014 in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon the conversion from a limited liability company to a corporation on January 23, 2014, the Company established a $132 million provision for deferred income taxes, which was recognized as tax expense from continuing operations.  The primary upward adjustments in the effective tax rate above the U.S. statutory rate are the adjustment related to converting from a limited liability company to a corporation noted above along with non-deductible incentive unit compensation.

The following is an analysis of the Company’s consolidated income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Current	$3,375	$—	$5,051	$68
Deferred	17,329	—	155,815	—

Income Tax Expense	$20,704	$—	$160,866	$68

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At September 30, 2014, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

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

NOTE 3—ACQUISITIONS AND SALES OF OIL AND NATURAL GAS PROPERTY INTERESTS

Pro Forma Results

The Company’s summary pro forma results for the three and nine months ended September 30, 2013 were derived from the actual results of the Company’s accounting predecessor, which reflects the combined results of RSP LLC and Rising Star, and have been adjusted to reflect the Collins and Wallace Contributions and the ACTOIL NPI Repurchase, both of which were completed in connection with the IPO on January 23, 2014, as if such transactions had occurred on January 1, 2013. Additionally, the pro forma results for the 2013 periods include the estimated activity associated with the Spanish Trail Acquisition (as defined below), which was completed in September 2013, and the Resolute Sale, which was completed in March 2013, as if each of these transactions had occurred on January 1, 2013.

Our pro forma results for the nine months ended September 30, 2014 were derived from our actual results and have been adjusted to reflect the Collins and Wallace Contributions and the ACTOIL NPI Repurchase, both of which were completed in connection with the IPO on January 23, 2014, as if such transactions had occurred on January 1, 2013. There were no pro forma adjustments required for the three months ended September 30, 2014.

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

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands)		(In thousands)

Revenues	$70,645	$70,645	$36,860	$62,803
Net income	$32,297	$32,297	$24,037	$21,736

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands)		(In thousands)

Revenues	$202,466	$207,451	$86,663	$143,370
Net income (loss)	$(87,004)	$(86,761)	$44,762	$46,645

Recent Acquisitions

During the first quarter of 2014, the Company acquired additional acreage prospective for horizontal development in Martin, Glasscock and Dawson counties for an aggregate purchase price of approximately $79 million in three separate transactions with approximately $45 million recorded as proved oil and natural gas properties. The transactions were financed with borrowings under the Company’s revolving credit facility.

In August 2014, in separate transactions with multiple sellers, the Company acquired predominantly undeveloped acreage and certain oil and gas producing properties located in Glasscock County, Texas, for an aggregate price of $257 million, with approximately $124 million recorded as proved oil and natural gas properties. The transactions were financed with borrowings under the Company’s revolving credit facility, and the amount of historical revenues and cash flow were immaterial compared to our historical results.

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

Simultaneously with the closing of the Spanish Trail Acquisition, pursuant to ACTOIL’s exercise of a right of first refusal granted by RSP LLC in the agreement that governs ACTOIL’s NPI investment, RSP LLC conveyed a 25% NPI in the Spanish Trail Assets taken as a whole, excluding the portion acquired by Collins & Wallace Holdings, LLC, to ACTOIL in exchange for cash equal to 25% of RSP LLC’s $121 million purchase price. The exercise of the right of first refusal by ACTOIL and issuance of the 25% NPI reduced RSP LLC's purchase price from $121 million to $91 million.

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

The following table summarizes all open positions as of September 30, 2014:

	For the Year-Ended December 31, 2014	For the Year-Ended December 31, 2015
Crude Oil Swaps:
Notional volume (Bbl)	60,000	120,000
Weighted average price ($/Bbl)(1)	$94.50	$92.60
Crude Oil Collars:
Notional volume (Bbl)	561,000	2,337,000
Weighted average ceiling price ($/Bbl)(1)	$100.73	$94.64
Weighted average floor price ($/Bbl)(1)	$87.49	$86.42
Natural Gas Collars:
Notional volume (Mmbtu)	300,000	—
Weighted average ceiling price ($/Mmbtu)(2)	4.78	—
Weighted average floor price ($/Mmbtu)(2)	4.00	—

_______________________________________
(1)         The crude oil derivative contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude.
(2)         The natural gas derivative contracts are settled based on the NYMEX Henry Hub closing settlement price.

Derivative Fair Values and Gains (Losses)

The following table presents the fair value of derivative instruments. The Company’s derivatives are presented as separate line items in its consolidated balance sheets as current and noncurrent derivative instrument assets and liabilities.  The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of the Company’s master netting arrangements. See Note 5 for further discussion related to the fair value of the Company's derivatives.

	Assets		Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(In thousands)
Derivative Instruments:
Current amounts
Commodity contracts	$9,356	$671	$(4,920)	$(1,562)
Noncurrent amounts
Commodity contracts	2,868	1,078	(1,743)	(43)

Total derivative instruments	$12,224	$1,749	$(6,663)	$(1,605)

Gains and losses on derivatives are reported in the consolidated statements of operations.

The following represents the Company’s reported gains and losses on derivative instruments for the periods presented:

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Gain (loss) on derivative instruments:
Commodity derivative instruments	$22,059	$(2,623)
Interest rate derivative instruments	—	(7)
Total	$22,059	$(2,630)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Gain (loss) on derivative instruments:
Commodity derivative instruments	$1,948	$(3,342)
Interest rate derivative instruments	—	(23)
Total	$1,948	$(3,365)

Offsetting of Derivative Assets and Liabilities

The following table presents the Company’s gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments(a)	Net Amount
	(In thousands)
September 30, 2014
Derivative instrument assets with right of offset or master netting agreements	$12,224	$(6,663)	$5,561
Derivative instrument liabilities with right of offset or master netting agreements	$(6,663)	$6,663	$—

December 31, 2013
Derivative instrument assets with right of offset or master netting agreements	$1,749	$(1,332)	$417
Derivative instrument liabilities with right of offset or master netting agreements	$(1,605)	$1,332	$(273)

_______________________________________
(a)         With all of the Company’s financial trading counterparties, the Company has agreements in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

Credit-Risk Related Contingent Features in Derivatives

None of the Company’s derivative instruments contains credit-risk related contingent features. No amounts of collateral were posted by the Company related to net positions as of September 30, 2014 and December 31, 2013.

NOTE 5—FAIR VALUE MEASUREMENTS

The book values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.  The book value of the Company’s credit facilities approximate fair value as the interest rates are variable.  The book value of the Company's senior notes approximates the fair value as the current trading value of the notes approximates par value. If we recorded the notes at fair value they would be Level 1 in our fair value hierarchy as they are traded in an active market with quoted prices for identical instruments. The fair value of derivative financial instruments is determined utilizing industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, contract terms and prices, credit risk adjustments, implied market volatility and discount factors.

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

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of September 30, 2014:
Commodity derivative instruments	$—	$5,561	$—	$5,561
Total	$—	$5,561	$—	$5,561

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of December 31, 2013:
Commodity derivative instruments	$—	$144	$—	$144
Total	$—	$144	$—	$144

Significant Level 2 assumptions used to measure the fair value of the commodity derivative instruments include current market and contractual commodity prices, implied volatility factors, appropriate risk adjusted discount rates, as well as other relevant data.

Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. There were no transfers between Level 1, Level 2 or Level 3 during the three or nine months ended September 30, 2014 and the year ended December 31, 2013.

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

NOTE 6—LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
	(In millions)

Term loan	$—	$70.0
Revolving credit facility	—	58.2
6.625% Senior notes	500.0	—

Total long-term debt	$500.0	$128.2

Credit Agreement

On September 10, 2013, in conjunction with the Spanish Trail Acquisition, RSP LLC amended and restated its credit agreement, dated December 15, 2010, with Comerica Bank, as administrative agent providing for a revolving credit facility of up to $500 million, and expanded its syndicated bank group to 11 lenders.  In addition, RSP LLC entered into a new term loan in the amount of $70 million to partially finance the Spanish Trail Acquisition. On June 9, 2014, the borrowing base under the revolving credit facility was increased from $300 million to $375 million as a result of the semiannual borrowing base redetermination under the revolving credit facility. In conjunction with the closing of our acquisitions in Glasscock County, on August 29, 2014, RSP LLC amended the revolving credit facility to increase the borrowing base to $500 million, to increase the lenders’ maximum facility commitments to $1.0 billion, to extend the maturity date to August 29, 2019 and to allow the Company to issue the senior unsecured notes described below. In connection with the Company's issuance of its senior unsecured notes, on September 24, 2014, RSP LLC amended the revolving credit facility to permit RSP LLC to make payment to the Company to enable it to pay principal, premium (if any) and interest on the unsecured notes provided no default has occurred and to allow RSP LLC to guaranty the unsecured notes.

RSP LLC's revolving credit facility requires it to maintain the following three financial ratios:

•a working capital ratio, which is the ratio of consolidated current assets (includes unused commitments under its revolving credit facility and excludes restricted cash and derivative assets) to consolidated current liabilities (excluding the current portion of long-term debt under the credit facility and derivative liabilities), of not less than 1.0 to 1.0;
•a leverage ratio, which is the ratio of the sum of all of the Company’s debt to the consolidated EBITDAX (as defined in the credit agreement) for the four fiscal quarters then ended, of not greater than 4.5 to 1.0,
•a senior secured leverage ratio, which is the ratio of the sum of all the Company's debt that is (i) secured and (ii) not subordinated to obligations under the revolving credit facility to the consolidated EBITDAX (as defined in the credit agreement) for for the four fiscal quarters then ended, of not greater than 3.5 to 1.0.

The RSP LLC's revolving credit facility contains restrictive covenants that may limit its ability to, among other things, incur additional indebtedness, make loans to others, make investments, enter into mergers, make or declare dividends, enter into commodity hedges exceeding a specified percentage or its expected production, enter into interest rate hedges exceeding a specified percentage of its outstanding indebtedness, incur liens, sell assets or engage in certain other transactions without the prior consent of the lenders.

RSP LLC was in compliance with such covenants and ratios as of September 30, 2014.

Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. RSP LLC has a choice of borrowing in Eurodollars or at the alternate base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the quotient of: (i) the LIBOR Rate divided by (ii) a percentage equal to 100% minus the maximum rate on such date at which the Administrative Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of its borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s reference rate; (ii) the federal funds effective rate plus 100 basis points; and (iii) the adjusted LIBOR rate plus 100 basis points, plus an applicable margin ranging from 0 to 100 basis points, depending on the percentage of its borrowing base utilized, plus a facility fee of 0.50% charged on the borrowing base amount. At September 30, 2014, the prime borrowing rate of interest under the Company’s revolving credit facility was 3.50%. RSP LLC may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs. As of September 30, 2014, the revolving credit facility has a margin of 1.00% to 2.00% plus LIBOR, plus a facility fee of 0.50% charged on the borrowing base amount.

The amount available to be borrowed under the revolving credit facility is subject to a borrowing base that is re-determined semiannually each May and November and depends on the volumes of proved oil and natural gas reserves and estimated cash flows from these reserves and commodity hedge positions. The borrowing base under RSP LLC’s amended and restated credit agreement is $500 million as of September 30, 2014, with lender commitments of $1 billion. The maturity date of RSP LLC’s revolving credit facility is August 29, 2019.

On January 23, 2014, RSP LLC repaid the term loan in full, and has no contractual obligations with respect to the term loan.

Senior Notes Due 2022

On September 26, 2014, we issued $500.0 million of 6.625% senior unsecured notes at par through a private placement. The notes will mature on October 1, 2022. The notes are senior unsecured obligations that rank equally with all of our future senior indebtedness, are effectively subordinated to all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including borrowing under RSP LLC's revolving credit facility, and will rank senior to any future subordinated indebtedness of the Company. Interest on these notes is payable semi-annually on April 1 and October 1 and commences on April 1, 2015. On or after October 1, 2017, we may redeem some or all of the notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest, of 104.969% of principal, declining in twelve-month intervals to 100% in 2020 and thereafter. In addition, prior to October 1, 2017, we may redeem up to 35% of the principal amount of the notes with the net proceeds of qualified offerings of our equity at a redemption price of 106.625% of the principal amount of the notes, plus accrued and unpaid interest. We incurred approximately $11.4 million of debt issuance costs related to the notes, which is included in “Other assets” on the Company's consolidated balance sheets and will be amortized to interest expense, net over the life of the notes using the effective interest method. In the event of certain changes in control of the Company, each holder of notes will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. RSP LLC, our 100% owned and only subsidiary, has fully and unconditionally guaranteed the notes. RSP Inc. does not have independent assets or operations. The terms of the notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets. We were in compliance with the provisions of the indenture governing the senior unsecured notes as of September 30, 2014.

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

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At September 30, 2014 and December 31, 2013, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

Leases

In January 2011, RSP LLC entered into a 49-month lease agreement for office space in Midland, Texas. In February 2014, RSP LLC entered into a 64-month lease agreement through May 2019 for office space in Dallas, Texas.  Rent expense for the three months ended September 30, 2014 and 2013 was $0.1 million and less than $0.1 million, respectively. Rent expense for the nine months ended September 30, 2014 and 2013 was $0.3 million and $0.2 million, respectively.

NOTE 8—EQUITY-BASED COMPENSATION

Share-based compensation expense, which was recorded in "General and administrative expenses" in the accompanying consolidated statements of operations, was $1.9 million and $15.6 million for the three and nine months ended September 30, 2014. Share-based compensation expense includes certain costs which are non-recurring; expense for restricted shares which were issued as a bonus related to our IPO along with expense related to incentive units.

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

Share-based compensation expense for these awards was $1.3 million for the three months and $3.5 million for the nine months ended September 30, 2014.  The Company views restricted stock awards with graded vesting as single awards with an expected life equal to the average expected life and amortize the awards on a straight-line basis over the life of the awards.

The compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of September 30, 2014, the Company had unrecognized compensation expense of $8.0 million related to restricted stock awards which is expected to be recognized over a weighted average period of 1.8 years.

The following table represents restricted stock award activity for the nine months ended September 30, 2014:

	Shares	Wtd. Avg. Grant Price
Restricted shares outstanding, beginning of period	—	$—
Restricted shares granted	482,252	23.68
Restricted shares canceled	(4,950)	24.96
Restricted shares outstanding, end of period	477,302	$23.67

Performance-Based Restricted Stock Awards

In June 2014, performance-based restricted stock awards were granted containing predetermined market conditions with a cliff vesting period of 2.75 years. We granted 134,400 of these shares at a 100% of target payout while the conditions of the grants allow for a payout ranging between no payout and 200% of target.

Share-based compensation for these awards was $0.3 million and $0.5 million for the three months and nine months ended September 30, 2014, respectively. The compensation expense for the market condition is based on a grant date valuation of $28.14 per share using a Monte-Carlo simulation. The unrecognized compensation expense related to these shares is approximately $3.3 million as of September 30, 2014 and is expected to be recognized over the next 2.42 years. The payout level is calculated based on actual performance achieved during the performance period compared to a defined peer group.

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

The achievement of payout conditions is a performance condition that requires the Company to assess, at each reporting period, the probability that an event of payout will occur. Compensation cost is required to be recognized at such time that the payout terms are probable of being met. At the grant dates and subsequent reporting periods prior to the IPO, the Company did not deem as probable that such payouts would be achieved for any Tier of incentive units.

At such time that the occurrence of the performance conditions associated with these incentive units are deemed probable, the Company will record a non-cash compensation expense based upon the grant date fair value of the incentive units that are probable of reaching payout as a result of reaching established distribution thresholds. As of December 31, 2013, the unrecognized non-cash compensation expense associated with all tiers of the incentive units was approximately $16.3 million. After successful completion of the IPO, the performance conditions associated with the Tier I, Tier I A and Tier II incentive units were deemed probable of reaching payout, which resulted in the recognition of non-cash compensation expense of $0.2 million for the three months and $11.7 million for the nine months ended September 30, 2014, respectively. The Tier I A and Tier II incentive units have a remaining unrecognized non-cash compensation expense of approximately $1.0 million which will be amortized over the remaining service period and result in a $0.2 million non-cash compensation expense in the remainder of 2014 and $0.8 million in 2015. The remaining unrecognized non-cash compensation expense related to the Tier III and Tier IV incentive units is approximately $3.5 million and will be recognized when it is deemed that the Tier III and Tier IV incentive units are probable of reaching payout as a result of reaching the established distribution thresholds.

NOTE 9—EARNINGS PER SHARE & PRO FORMA EARNINGS PER SHARE

Earnings per Share

The Company’s basic earnings per share amounts have been computed using the two-class method based on the weighted-average number of shares of common stock outstanding for the period.  Because the Company recognized a net loss for the nine months ended September 30, 2014, unvested restricted share awards were not recognized in dilutive earnings per share calculations as they would be antidilutive.  A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(In thousands)
Numerator:
Net income (loss) available to stockholders	$32,297	$(87,004)
Basic net income (loss) allocable to participating securities (1)	194	—
Income (loss) available to stockholders	$32,103	$(87,004)

Denominator:
Weighted average number of common shares outstanding - basic	74,896	70,100
Effect of dilutive securities:
Restricted stock	—	—
Weighted average number of common shares outstanding - diluted (2)	74,896	70,100

Net loss per share:
Basic	$0.43	$(1.24)
Diluted	$0.43	$(1.24)
_______________________________________
(1)    Restricted share awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.
(2) Approximately 0.1 million shares related to performance-based restricted stock units that could be converted to common shares in the future based on predetermined performance and market goals were not included in the computation of Diluted earnings per share for the three months ended September 30, 2014, because the performance and market conditions had not been met, assuming the end of the reporting period was the end of the contingency period.

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
The Company’s pro forma basic earnings per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period, as if the common shares issued in the IPO were outstanding for the entire year. A reconciliation of the components of pro forma basic and diluted earnings per common share is presented in the table below:

Nine Months Ended September 30, 2014
Numerator:
Income before taxes, as reported	$73,862
Pro forma provision for income taxes	26,590
Pro forma net income available to stockholders	47,272
Basic net income allocable to participating securities	271
Pro forma net income available to stockholders	$47,001

Denominator:
Weighted average number of common shares outstanding - basic	73,299
Effect of dilutive securities:
Restricted stock	—
Weighted average number of common shares outstanding - diluted	73,299

Net income per share:
Basic	$0.64
Diluted	$0.64

For the three months ended September 30, 2014, our actual earnings per share are equal to our pro forma earnings per share.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes in “Part I, Item 1. Financial Statements.”  The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Please see “Cautionary Statement Concerning Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our Predecessor and RSP Permian, Inc.

RSP Inc. was formed in September 2013 as a holding company for RSP LLC and does not have historical financial operating results. For purposes of this Quarterly Report on Form 10-Q, our accounting predecessor reflects the combined results of RSP LLC and Rising Star.

The company is engaged in the acquisition, exploration, development and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin of West Texas. The vast majority of our acreage is located on large, contiguous acreage blocks in the core of the Midland Basin, a sub-basin of the Permian Basin, primarily in the counties of Midland, Andrews, Glasscock, Dawson, and Ector. In connection with the IPO, pursuant to the terms of a corporate reorganization, RSP LLC became a wholly owned subsidiary of RSP Inc. See “The IPO and Related Transactions—Corporate Reorganization” for more information. Also in connection with the IPO, Rising Star contributed to RSP Inc. certain assets that represent substantially all of Rising Star’s production and revenues for each of the years ended December 31, 2013 and 2012 in exchange for shares of RSP Inc.’s common stock and cash. See “The IPO and Related Transactions—The Rising Star Acquisition” for more information.

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

Recent Developments

Acquisitions

During the first quarter of 2014, the Company acquired additional acreage prospective for horizontal development located in Martin, Glasscock and Dawson counties in Texas for an aggregate purchase price of approximately $79 million in three separate transactions, which are described below in more detail, with approximately $45 million recorded as proved oil and natural gas properties. These transactions were financed with borrowings under the Company’s revolving credit facility and include:
•In Martin County, the Company acquired a 17.5% non-operated working interest totaling 1,125 net acres in producing properties located between the Company’s operated leasehold positions.
• In Glasscock County, the Company acquired a 100% operated working interest in 961 acres of undeveloped leasehold.
• In Dawson County, the Company also acquired an additional 3,766 gross (3,230 net) undeveloped acres in the area where RSP LLC acquired leasehold interests in October 2013.

In August 2014, in separate transactions with multiple sellers, we acquired predominantly undeveloped acreage and certain oil and gas producing properties located in Glasscock County, Texas, for an aggregate price of $257 million, with approximately $124 million recorded as proved oil and natural gas properties. The Company acquired an 87 % average operated working interest in 7,680 gross (6,652 net) surface acres and included net production, on a three stream basis of approximately 1,106 Boe/d (47% oil, 27% NGLs, 26% natural gas) at the time of the acquisition. The properties acquired have approximately 156 net horizontal and 132 net vertical locations. The horizontal intervals included in our inventory include the Lower Spraberry, Wolfcamp A, Wolfcamp B, and Wolfcamp D (Cline) formations. The transactions were financed with borrowings under RSP LLC's revolving credit facility.

August 2014 Equity Offering

On August 12, 2014, we completed an underwritten public offering by us and certain of our stockholders of 11,500,000 shares of our common stock at a price to the public of $25.65 per share (the ‘‘August 2014 Offering’’). We issued and sold 4,791,667 shares of our common stock, and the selling stockholders sold 6,708,333 shares. Immediately following the closing of the August 2014 Offering, common stock held by public holders represented 45% of our outstanding common stock. The net proceeds received by us from the August 2014 Offering were approximately $117.7 million. We used these proceeds to reduce outstanding borrowings under our revolving credit facility. We did not receive any proceeds from the sale of shares by the selling stockholders in the August 2014 Offering.

Amendments to Revolving Credit Facility

On August 29, 2014, in conjunction with the Glasscock Acquisitions, RSP LLC, as borrower, Comerica Bank, as administrative agent, and the lenders party thereto entered into the Second Amendment to Amended and Restated Credit Agreement (the ‘‘Second Amendment’’). Among other things, the Second Amendment (i) increased the borrowing base under the Credit Agreement from $375 million to $500 million, (ii) increased the maximum commitment from $500 million to $1 billion, and (iii) extended the maturity date from September 10, 2017 to August 29, 2019. Most recently, RSP LLC, Comerica Bank, as administrative agent, and the lenders party thereto entered into the Third Amendment to Amended and Restated Credit Agreement to expressly permit RSP LLC to make distributions to the issuer for payments of principal, premium, if any, and interest on the notes, provided that there is no existing event of default under the credit agreement.

Notes Offering

On September 26, 2014, we issued $500.0 million of 6.625% of senior unsecured notes at par through a private placement. The notes will mature on October 1, 2022. The notes are senior unsecured obligations that rank equally with all of our future senior indebtedness, are effectively subordinated to all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including borrowing under RSP LLC's revolving credit facility, and will rank senior to any future subordinated indebtedness of the Company. Interest on these notes is payable semi-annually on April 1 and October 1 and commences on April 1, 2015. On or after October 1, 2017, we may redeem some or all of the notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest, of 104.969% of principal, declining in twelve-month intervals to 100% in 2020 and thereafter. In addition, prior to October 1, 2017, we may redeem up to 35% of the principal amount of the notes with the net proceeds of qualified offerings of our equity at a redemption price of 106.625% of the principal amount of the notes, plus accrued and unpaid interest. We incurred approximately $11.4 million of debt issuance costs related to the notes, which is included in “Other assets” on the Company's consolidated balance sheets and will be amortized to interest expense, net over the life of the notes using the effective interest method. In the event of certain changes in control of the Company, each holder of notes will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The terms of the notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets. We were in compliance with the provisions of the indenture governing the senior unsecured notes as of September 30, 2014.

Pro Forma Quarterly Financial Data

The below pro forma information for the nine months ended September 30, 2014 was derived from our actual results and has been adjusted to reflect the Collins and Wallace Contributions and the ACTOIL NPI Repurchase, both of which were completed in connection with the IPO on January 23, 2014, as if such transactions had occurred on January 1, 2014.  The below pro forma information for both the three and nine months ended September 30, 2014 also reflects adjustments for non-recurring expenses associated with the IPO.

The pro forma financial information included below does not give effect to certain acquisitions that were immaterial to our actual and pro forma results for the periods reflected below.

	RSP Permian, Inc.		RSP Permian, Inc. Pro Forma
	Three months ended September 30, 2014	Nine months ended September 30, 2014	Three months ended September 30, 2014	Nine months ended September 30, 2014
Production data:
Oil (MBbls)	738	1,969	738	2,019
Natural gas (MMcf)	750	2,035	750	2,083
NGLs (MBbls)	169	470	169	481
Total (MBoe)	1,032	2,778	1,032	2,847
Average net daily production (Boe/d)	11,217	10,176	11,217	10,429
Average prices before effects of hedges(1)(2):
Oil (per Bbl)	$86.88	$92.29	$86.88	$92.22
Natural gas (per Mcf)	3.06	3.74	3.06	3.75
NGLs (per Bbl)	25.02	27.92	25.02	27.98
Total (per Boe)	$68.45	$72.88	$68.45	$72.87
Average realized prices after effects of hedges(1)(2):
Oil (per Bbl)	$84.59	$90.47	$84.59	$90.44
Natural gas (per Mcf)	3.13	3.77	3.13	3.77
NGLs (per Bbl)	25.02	27.92	25.02	27.98
Total (per Boe)	$66.86	$71.61	$66.86	$71.62
Average costs (per Boe):
Lease operating expenses (excluding gathering and transportation)	$6.31	$7.75	$6.31	$7.79
Gathering and transportation	0.61	0.70	0.61	0.70
Production and ad valorem taxes	4.98	5.39	4.98	5.35
Depreciation, depletion and amortization	18.40	20.55	18.40	21.33
General and administrative expenses(3)	5.05	9.89	4.08	3.69

Components of general and administrative expense:
General and administrative - cash component	$3.19	$4.27	$3.19	$3.03
General and administrative - (non IPO stock comp)	0.88	0.67	0.88	0.66
General and administrative - (IPO stock comp)	0.98	4.94	—	—
_______________________________________
(1)         Average prices shown in the table reflect prices both before and after the effects of our cash payments/receipts on our commodity derivative transactions. Our calculation of such effects includes realized gains or losses on cash settlements for commodity derivative transactions and an adjustment to reflect premiums incurred previously or upon settlement that are attributable to instruments settled in the period if applicable.
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

	RSP Permian, Inc.		RSP Permian, Inc. Pro Forma
	Three months ended September 30, 2014	Nine months ended September 30, 2014	Three months ended September 30, 2014	Nine months ended September 30, 2014
	(In thousands)
Revenues:
Oil sales	$64,119	$181,725	$64,119	$186,184
Natural gas sales	2,297	7,620	2,297	7,811
NGL sales	4,229	13,121	4,229	13,456
Total revenues	70,645	202,466	70,645	207,451

Operating expenses:
Lease operating expenses	7,140	23,482	7,140	24,176
Production and ad valorem taxes	5,137	14,977	5,137	15,228
Depreciation, depletion and amortization	18,991	57,086	18,991	60,719
Asset retirement obligation accretion	38	104	38	113
Exploration	967	2,955	967	2,955
General and administrative expenses	5,214	27,468	4,207	10,501
Total operating expenses	37,487	126,072	36,480	113,692
Gain on sale of assets	(2)	(2)	(2)	(2)
Operating income	33,160	76,396	34,167	93,761

Other income (expense):
Other income	23	31	23	31
Gain on derivative instruments	22,059	1,948	22,059	1,948
Interest expense	(2,241)	(4,513)	(2,241)	(4,513)
Total other income (expense)	19,841	(2,534)	19,841	(2,534)
Income before taxes	53,001	73,862	54,008	91,227
Income tax (expense) benefit	(20,704)	(160,866)	(19,444)	(32,842)
Net income	$32,297	$(87,004)	$34,564	$58,385

Overview

The Company’s financial and operating performance for the nine months ended September 30, 2014 included the following highlights:

•Completed the IPO in January 2014, selling 9.2 million shares at $19.50 per share for gross proceeds to the Company of $180 million, we also completed a secondary offering in August 2014, issuing 4.8 million shares at $25.65 per share for gross proceeds to the Company of $123 million;
•Acquired oil and gas properties in the Company’s core area for approximately $800 million through the Collins and Wallace Contributions, the ACTOIL NPI Repurchase, the Pecos Contribution and the acquisition from Rising Star;
•Acquired oil and gas properties in Martin, Glasscock and Dawson counties in Texas in the first quarter for approximately $79 million and acquired predominantly undeveloped acreage and certain oil and gas producing properties located in Glasscock County, Texas in the third quarter of 2014 for approximately $257 million; and
•Issued $500 million of senior unsecured notes at an interest rate of 6.625% that mature in 2022. After repaying amounts under our revolving credit facility, we ended the third quarter with approximately $151 million of cash on hand.
•Added our fourth operated horizontal rig and our second operated vertical rig, tripling our total rig count compared to the beginning of the year. We have also contracted a fifth and sixth horizontal rig, which are expected to arrive in late fourth quarter 2014 and late first quarter 2015, respectively; and
•Expanded our borrowing base under the revolving credit facility from $140 million at the beginning of the year to $500 million at September 30, 2014.

During the third quarter of 2014, our average daily production was 11,217 Boe/d, a 5% increase from our second quarter of 2014 average daily production of 10,714 Boe/d. Our third quarter exit rate was approximately 14.6 MBoe/d. Oil production was 72% of total production on a volumetric basis and 91% of our total revenues for the third quarter of 2014. Both third quarter and year to date 2014 production totals were significantly higher than production in the corresponding periods of 2013.

During the third quarter of 2014, the Company drilled 23 horizontal wells (13 operated) and completed 19 horizontal wells (11 operated). In our vertical drilling program, the Company completed 18 vertical wells (12 operated). We are operating four horizontal rigs and three vertical rigs, and intend to add a fifth horizontal rig in the fourth quarter of 2014 and a sixth horizontal rig by the end of the first quarter of 2015. We are currently determining our budget for 2015, and have the flexibility to reduce the number of operated horizontal and vertical rigs in 2015 if the decline in oil prices persists.

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

Our open positions as of September 30, 2014 were as follows:

Description & Production Period	Volume (Bbls)	Weighted Average Floor price ($/Bbl)(1)	Weighted Average Ceiling price ($/Bbl)(1)	Weighted Average Swap price ($/Bbl)(1)
Crude Oil Swaps:

October 2014 — December 2014	30,000			$96.40
October 2014 — December 2015	150,000			$92.60

Crude Oil Collars:
October 2014 — December 2014	486,000	$87.87	$101.61
October 2014 — December 2015	375,000	$85.00	$95.00
January 2015 — March 2015	195,000	$90.00	$94.89
January 2015 — June 2015	240,000	$90.00	$96.00
January 2015 — December 2015	1,332,000	$85.86	$94.64
April 2015 — June 2015	90,000	$85.00	$93.67
July 2015 — September 2015	90,000	$85.00	$92.60
October 2015 — December 2015	90,000	$85.00	$92.33
_______________________________________

(1)         The crude oil derivative contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude.

Description & Production Period	Volume (MMBtu)	Weighted Average Floor price ($/MMBtu)(1)	Weighted Average Ceiling price ($/MMBtu)(1)	Weighted Average Swap price ($/MMBtu)(1)
Natural Gas Collars:
November 2014 — December 2014	300,000	$4.00	$4.78	$—
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

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

Recent and Formation Transactions

The historical results of operations through January 22, 2014 are based on the financial statements of our accounting predecessor, which reflects the combined results of RSP LLC and Rising Star, prior to the corporate reorganization and the transactions described above under “The IPO and Related Transactions,” which increased the scope of our operations.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended September 30,
	2014	2013	Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$64,119	$33,139	$30,980	93%
Natural gas sales	2,297	1,400	897	64%
NGL sales	4,229	2,321	1,908	82%
Total revenues	$70,645	$36,860	$33,785	92%
Average sales prices:
Oil (per Bbl) (excluding impact of cash settled derivatives)	$86.88	$107.25	$(20.37)	(19)%
Oil (per Bbl) (after impact of cash settled derivatives)	84.59	106.46	(21.87)	(21)%
Natural gas (per Mcf)	3.06	3.67	(0.61)	(17)%
Natural gas (per Mcf) (after impact of cash settled derivatives)	3.13	3.67	(0.54)	(15)%
NGLs (per Bbl)	25.02	38.68	(13.66)	(35)%
Total (per Boe) (excluding impact of cash settled derivatives)	$68.45	$85.13	$(16.68)	(20)%
Total (per Boe) (after impact of cash settled derivatives)	$66.86	$84.57	$(17.71)	(21)%
Production:
Oil (MBbls)	738	309	429	139%
Natural gas (MMcf)	750	381	369	97%
NGLs (MBbls)	169	60	109	182%
Total (MBoe)	1,032	433	599	138%
Average daily production volume:
Total (Boe/d)	11,217	4,707	6,510	138%

The following table shows the relationship between our average realized oil price as a percentage of the average NYMEX price and the relationship between our average realized natural gas price as a percentage of the average NYMEX price for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Three Months Ended September 30,
	2014	2013
Average realized oil price ($/Bbl)	$86.88	$107.25
Average NYMEX ($/Bbl)	97.25	105.94
Differential to NYMEX	(10.37)	1.31
Average realized oil price to NYMEX percentage	89%	101%

Average realized natural gas price ($/Mcf)	$3.06	$3.67
Average NYMEX ($/Mcf)	3.95	3.55
Differential to NYMEX	(0.89)	0.12
Average realized natural gas price to NYMEX percentage	77%	103%

Average realized NGL price ($/Bbl)	$25.02	$38.68
Average NYMEX ($/Bbl)	97.25	105.94
Average realized NGL price to NYMEX percentage	26%	37%

Our average realized oil price as a percentage of the average NYMEX price decreased to 89% for the three months ended September, 30, 2014 as compared to 101% for the three months ended September 30, 2013. The WTI - Cushing to WTI - Midland spread widened in the third quarter of 2014 over 2013 levels, which is the primary reason for the lower realized oil price as a percentage of the NYMEX price in 2014 as compared to 2013. The widening of the spread is due to the pipeline constraint issue that has developed as additional crude supply has exceeded the infrastructure needed to move the supply to other regional markets.

Oil revenues increased 93% from $33.1 million for the three months ended September 30, 2013 to $64.1 million for the three months ended September 30, 2014 as a result of an increase in our oil production volumes of 429 MBbls partially offset by a $20.37 per Bbl decrease in our average realized price for oil.

Natural gas revenues increased 64% from $1.4 million for the three months ended September 30, 2013 to $2.3 million for the three months ended September 30, 2014 as a result of an increase in natural gas production volumes of 369 MMcf partially offset by a $0.61 per Mcf decrease in our average realized natural gas price.

NGL revenues increased 82% from $2.3 million for the three months ended September 30, 2013 to $4.2 million for the three months ended September 30, 2014 as a result of a 109 MBbls increase in production partially offset by a $13.66 per Bbl decrease in our average realized NGL price.

Our higher production volumes for all products was a result of increased production from our horizontal drilling program, the Spanish Trail Acquisition in September 2013, the Collins and Wallace Contributions in January 2014 and the acquisition of producing properties in Martin County in February 2014.

Operating Expenses. The following table summarizes our expenses for the periods indicated:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$7,140	$3,785	$3,355	89%
Production and ad valorem taxes	5,137	2,413	2,724	113%
Depreciation, depletion and amortization	18,991	18,879	112	1%
Asset retirement obligation accretion	38	32	6	19%
Exploration expense	967	320	647	202%
General and administrative expenses	5,214	1,048	4,166	398%
Total operating expenses	$37,487	$26,477	$11,010	42%

Expenses per Boe:
Lease operating expenses	$6.92	$8.74	(1.82)	(21)%
Production and ad valorem taxes	4.98	5.57	(0.59)	(11)%
Depreciation, depletion and amortization	18.40	43.60	(25.20)	(58)%
Asset retirement obligation accretion	0.04	0.07	(0.03)	(43)%
Exploration expense	0.94	0.74	0.20	27%
General and administrative expenses	5.05	2.42	2.63	109%
Total operating expenses per Boe	$36.33	$61.14	$(24.81)	(41)%

Lease Operating Expenses.  Lease operating expenses increased 89% from $3.8 million for the three months ended September 30, 2013 to $7.1 million for the three months ended September 30, 2014. The increase in our lease operating expense was attributable to the significant increase in production volumes in the 2014 period. On a per Boe basis, our lease operating expense decreased to $6.92 from $8.74 as a result of an increase in our production rate that was greater than an increase in our costs. Gathering and transportation costs, which are included in lease operating expenses, were $0.3 million and $0.6 million for the three months ended September 30, 2013 and 2014, respectively. On a per Boe basis, our gathering and transportation costs were $0.74 and $0.61 for the three months ended September 30, 2013 and 2014, respectively.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased from $2.4 million for the three months ended September 30, 2013 to $5.1 million for the three months ended September 30, 2014 primarily as a result of higher revenues as production volumes increased.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased 1% to $19.0 million for the three months ended September 30, 2014 from $18.9 million for the three months ended September 30, 2013. The DD&A rate decreased 58% to $18.40 per Boe for the three months ended September 30, 2014 from $43.60 per Boe for the three months ended September 30, 2013 due to increased reserves volumes in the 2014 period. Proved reserves increased relative to our capitalized costs as a result of our successful drilling program and through acquisitions. The increased proved reserve volumes from these activities relative to the increase in capitalized costs served to reduce our DD&A rate in the 2014 period compared to the 2013 period. Therefore, as a result of this lower DD&A rate, the increase in our production for the three months ended September 30, 2014 relative to the comparable period in 2013 had a relatively negligible effect on our total DD&A expense recorded in the current period.

Exploration Expenses. Exploration expense increased by $0.6 million from $0.3 million for the three months ended September 30, 2013 to $1.0 million for the three months ended September 30, 2014 due to additional activity in the 2014 period.

General and Administrative Expenses. General and administrative (“G&A”) expenses increased from $1.0 million for the three months ended September 30, 2013 to $5.2 million for the three months ended September 30, 2014 primarily due to increases in expensing non-cash equity-based compensation and increases in compensation expense associated with additions to personnel.

Gain on Sale of Assets. Gain on sale of assets was $16.7 million for the three months ended September 30, 2013 as a result of the property sale to Resolute in 2013. There were no material asset sales in the three months ended September 30, 2014.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Other income (expense)	$23	$298	$(275)	(92)%
Gain (loss) on derivative instruments	22,059	(2,630)	24,689	NM
Interest expense	(2,241)	(669)	(1,572)	235%
Total other income (expense)	$19,841	$(3,001)	$22,842	NM

Other Income. Other income was $0.3 million for the three months ended September 30, 2013 primarily due to water we sourced and sold to other working interest partners for use in completion activities in the 2013 period.

Gain (loss) on Derivative Instruments. During the three months ended September 30, 2013, we recorded a $2.6 million loss as compared to a $22.1 million gain in the three months ended September 30, 2014. The change was a result of the future commodity price outlook for crude oil as of September 30, 2014 as compared to September 30, 2013, along with additional notional amounts of derivative contracts entered into during the current year.

Interest Expense. During the three months ended September 30, 2013, we recorded $0.7 million of interest expense as compared to $2.2 million in the three months ended September 30, 2014. The change was primarily the result of additional borrowings under our revolving credit facility in the 2014 period.

Results of Operations

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Nine Months Ended September 30,
	2014	2013	Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$181,725	$77,504	$104,221	134%
Natural gas sales	7,620	3,962	3,658	92%
NGL sales	13,121	5,197	7,924	152%
Total revenues	$202,466	$86,663	$115,803	134%
Average sales prices:
Oil (per Bbl) (excluding impact of cash settled derivatives)	$92.29	$94.52	$(2.23)	(2)%
Oil (per Bbl) (after impact of cash settled derivatives)	90.47	94.33	(3.86)	(4)%
Natural gas (per Mcf)	3.74	3.34	0.40	12%
Natural gas (per Mcf) (after impact of cash settled derivatives)	3.77	3.34	0.43	13%
NGLs (per Bbl)	27.92	29.20	(1.28)	(4)%
Total (per Boe) (excluding impact of cash settled derivatives)	$72.88	$72.46	$0.42	1%
Total (per Boe) (after impact of cash settled derivatives)	$71.61	$72.33	$(0.72)	(1)%
Production:
Oil (MBbls)	1,969	820	1,149	140%
Natural gas (MMcf)	2,035	1,188	847	71%
NGLs (MBbls)	470	178	292	164%
Total (MBoe)	2,778	1,196	1,582	132%
Average daily production volume:
Total (Boe/d)	10,176	4,381	5,795	132%

The following table shows the relationship between our average realized oil price as a percentage of the average NYMEX price and the relationship between our average realized natural gas price as a percentage of the average NYMEX price for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Nine Months Ended September 30,
	2014	2013
Average realized oil price ($/Bbl)	$92.29	$94.52
Average NYMEX ($/Bbl)	99.62	98.19
Differential to NYMEX	(7.33)	(3.67)
Average realized oil price to NYMEX percentage	93%	96%

Average realized natural gas price ($/Mcf)	$3.74	$3.34
Average NYMEX ($/Mcf)	4.41	3.69
Differential to NYMEX	(0.67)	(0.35)
Average realized natural gas price to NYMEX percentage	85%	91%

Average realized NGL price ($/Bbl)	$27.92	$29.20
Average NYMEX ($/Bbl)	99.62	98.19
Average realized NGL price to NYMEX percentage	28%	30%

Our average realized oil price as a percentage of the average NYMEX price decreased to 93% for the nine months ended September 30, 2014 as compared to 96% for the nine months ended September 30, 2013. All of our oil contracts are impacted by the NYMEX differential, which was negative $7.33 per Bbl for the nine months ended September 30, 2014 as compared to negative $3.67 per Bbl for the nine months ended September 30, 2013.

Oil revenues increased 134% from $77.5 million for the nine months ended September 30, 2013 to $181.7 million for the nine months ended September 30, 2014 as a result of an increase in oil production volumes of 1,149 MBbls partially offset by a $2.23 per Bbl decrease in our average realized price for oil .

Natural gas revenues increased 92% from $4.0 million for the nine months ended September 30, 2013 to $7.6 million for the nine months ended September 30, 2014 as a result of an increase in natural gas production volumes of 847 MMcf and a $0.40 per Mcf increase in our average realized natural gas price.

NGL revenues increased 152% from $5.2 million for the nine months ended September 30, 2013 to $13.1 million for the nine months ended September 30, 2014 as a result of an increase in NGL production volumes of 292 MBbls partially offset by a $1.28 per Bbl decrease in our average realized NGL price.

Our higher production volumes for all products was a result of increased production from our horizontal drilling program, the Spanish Trail Acquisition in September 2013, the Collins and Wallace Contributions in January 2014 and the acquisition of producing properties in Martin County in February 2014.

Operating Expenses. The following table summarizes our expenses for the periods indicated:

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$23,482	$9,993	$13,489	135%
Production and ad valorem taxes	14,977	5,923	9,054	153%
Depreciation, depletion and amortization	57,086	41,113	15,973	39%
Asset retirement obligation accretion	104	83	21	25%
Exploration expense	2,955	477	2,478	519%
General and administrative expenses	27,468	2,672	24,796	928%
Total operating expenses before gain on sale of assets	$126,072	$60,261	$65,811	109%
(Gain) on sale of assets	(2)	(22,700)	22,698	NM
Total operating expenses after gain on sale of assets	$126,070	$37,561	$88,509	236%
Expenses per Boe:
Lease operating expenses	$8.45	$8.36	0.09	1%
Production and ad valorem taxes	5.39	4.95	0.44	9%
Depreciation, depletion and amortization	20.55	34.38	(13.83)	(40)%
Asset retirement obligation accretion	0.04	0.07	(0.03)	(43)%
Exploration expense	1.06	0.40	0.66	165%
General and administrative expenses	9.89	2.23	7.66	343%
Total operating expenses per Boe	$45.38	$50.39	$(5.01)	(10)%

Lease Operating Expenses.  Lease operating expenses increased 135% from $10.0 million for the nine months ended September 30, 2013 to $23.5 million for the nine months ended September 30, 2014. The increase in our lease operating expense was attributable to the increase in production in the 2014 period along with higher workover costs, as we performed more workovers in the current period primarily related to wells affected by severe winter weather in the early 2014 period. Gathering and transportation costs, which are included in lease operating expenses, were $0.8 million and $2.0 million for the nine months ended September 30, 2013 and 2014, respectively. On a per Boe basis, our gathering and transportation costs were $0.66 and $0.70 for the nine months ended September 30, 2013 and 2014, respectively.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased 153% from $5.9 million for the nine months ended September 30, 2013 to $15.0 million for the nine months ended September 30, 2014 primarily as a result of higher wellhead revenues.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased 39% to $57.1 million for the nine months ended September 30, 2014 from $41.1 million for the nine months ended September 30, 2013 mainly due to increased production and costs related to property acquisitions.  The DD&A rate decreased 40% to $20.55 per Boe for the nine months ended September 30, 2014 from $34.38 per Boe for the nine months ended September 30, 2013 due to increased reserves volumes in the 2014 period, both from our successful drilling program and through acquisitions. These increased reserves volumes more than offset additional capitalized costs incurred from these activities, which reduced our DD&A rate in the 2014 period when compared to the 2013 period.

Exploration Expenses. Exploration expense increased from $0.5 million for the nine months ended September 30, 2013 to $3.0 million for the nine months ended September 30, 2014 due to additional activity in the 2014 period.

General and Administrative Expenses. General and administrative (“G&A”) expenses increased from $2.7 million for the nine months ended September 30, 2013 to $27.5 million for the nine months ended September 30, 2014 primarily due to increases in expensing non-cash incentive unit compensation and equity-based compensation and increases in compensation expense associated with additions to personnel. Share-based compensation expense, which was recorded in "General and administrative expenses" in the accompanying consolidated statements of operations, was $15.6 for the nine months ended September 30, 2014.

Gain on Sale of Assets. Gain on sale of assets was $22.7 million for the nine months ended September 30, 2013 as a result of the property sale to Resolute in 2013. There were no material asset sales in the nine months ended September 30, 2014.

Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Other income	$31	$863	$(832)	(96)%
Gain (loss) on derivative instruments	1,948	(3,365)	5,313	158%
Interest expense	(4,513)	(1,770)	(2,743)	(155)%
Total other income (expense)	$(2,534)	$(4,272)	$1,738	41%

Other Income. Other income decreased from $0.9 million for the nine months ended September 30, 2013 to less than $0.1 million for the nine months ended September 30, 2014 primarily due to an decrease in income related to water we sourced and sold to other working interest partners for use in completion activities.

Gain (loss) on Derivative Instruments. During the nine months ended September 30, 2013, we recorded a $3.4 million loss as compared to a $1.9 million gain in the nine months ended September 30, 2014. The change was a result of the future commodity price outlook as of September 30, 2014 as compared to September 30, 2013 along with additional hedges entered into during the 2014 period.

Interest Expense. During the nine months ended September 30, 2013, we recorded $1.8 million of interest expense as compared to $4.5 million in the nine months ended September 30, 2014. The change was primarily the result of additional borrowings under our revolving credit facility in the 2014 period.

Capital Requirements and Sources of Liquidity

The Company’s primary sources of liquidity have been capital contributions from its equity sponsor (prior to the IPO), proceeds from the IPO and secondary stock offering, borrowings under its revolving credit facility, term loan borrowings, issuance of senior notes, proceeds from asset dispositions, proceeds from the issuance of net profits interests and cash flows from operations. To date, the Company’s primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties.

Our updated 2014 capital budget for drilling, completion, recompletion and infrastructure is approximately $425 million. We intend to allocate our 2014 capital budget approximately as follows:

•$400 million, or 94%, for the drilling and completion activities;
•$25 million, or 6%, for infrastructure and other.

During the nine months of 2014, we spent approximately $293 million on capital expenditures excluding acquisitions.

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

We used a portion of the net proceeds from the IPO to fully repay our term loan and outstanding borrowings under our revolving credit facility. Later in August and September 2014, we used the proceeds from our secondary stock offering and senior unsecured notes offering to repay all borrowings under our revolving credit facility. At September 30, 2014, we had no borrowings outstanding under our revolving credit facility and our borrowing base was $500 million.

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

Working Capital

Our working capital, which we define as current assets minus current liabilities, totaled $117.3 million and $16.3 million at September 30, 2014 and December 31, 2013, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $151.5 million and $13.2 million at September 30, 2014 and December 31, 2013, respectively. Due to the amounts that accrue related to our drilling program, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our revolving credit facility will be sufficient to fund our working capital needs excluding any acquisitions we may enter into. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will be the largest variables affecting our working capital.

Contractual Obligations

We had no other material changes in our contractual commitments and obligations from amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Requirements and Sources of Liquidity—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$157,281	$38,602
Net cash used in investing activities	(655,966)	(80,187)
Net cash provided by financing activities	636,923	8,249

Net cash provided by operating activities was approximately $157.3 million and $38.6 million for the nine months ended September 30, 2014 and 2013, respectively. Revenues and related cash flows from operations increased in the 2014 period as compared to the 2013 period due to increased production from our horizontal drilling program, the Spanish Trail Acquisition in September 2013, the Collins and Wallace Contributions in January 2014 and the acquisition of producing properties in Martin County in February 2014.

Net cash used in investing activities was approximately $656.0 million and $80.2 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in the amount of cash used in investing activities in the 2014 period compared to the 2013 period was due to capital expenditures for drilling and completing wells along with additional acquisition activity in the 2014 period. Capital expenditures during 2013 were offset by proceeds received from the sale of properties to Resolute.

Net cash provided by financing activities was approximately $636.9 million and $8.2 million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, the increased cash provided by financing activities was primarily the result of capital contributions received in connection with the IPO, the secondary stock offering, along with the issuance of $500.0 million of senior notes in 2014.

Debt

On September 26, 2014, we issued $500.0 million of 6.625% of senior unsecured notes at par through a private placement. The notes will mature on October 1, 2022. The notes are senior unsecured obligations that rank equally with all of our future senior indebtedness, are effectively subordinated to all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including borrowing under RSP LLC's revolving credit facility, and will rank senior to any future subordinated indebtedness of the Company. Interest on these notes is payable semi-annually on April 1 and October 1 and commences on April 1, 2015. We incurred approximately $11.4 million of debt issuance costs related to the notes, which is included in “Other assets” on the Company's consolidated balance sheets and will be amortized to interest expense, net over the life of the notes using the effective interest method. The terms of the notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets. We were in compliance with the provisions of the indenture governing the senior unsecured notes as of September 30, 2014.

In conjunction with the closing of our acquisitions in Glasscock County, on August 29, 2014, RSP LLC amended the revolving credit facility to increase the borrowing base to $500 million, to increase the lenders’ maximum facility commitments to $1.0 billion, extending the maturity date to August 29, 2019 and to allow the Company to issue the senior unsecured notes described below. In connection with the Company's issuance of its senior unsecured notes, on September 24, 2014, RSP LLC amended the revolving credit facility to permit RSP LLC to make payment to the Company to enable it to pay principal, premium (if any) and interest on the unsecured notes provided no default has occurred and to allow RSP LLC to guaranty the unsecured notes.

Our revolving credit facility is secured by liens on substantially all of our properties and guarantees from our subsidiaries other than any subsidiary that we have designated as an unrestricted subsidiary. The amount available to be borrowed under our revolving credit facility is subject to a borrowing base that is redetermined semiannually each May and November and depends on the volumes of our proved oil and natural gas reserves, estimated cash flows from these reserves and our commodity hedge positions. Our revolving credit facility contains restrictive covenants and minimum financial ratios, which are described in Note 6 to the consolidated financial statements. We were in compliance with such covenants and ratios as of September 30, 2014 and our revolving credit facility matures August 29, 2019.

On September 10, 2013, in conjunction with the Spanish Trail Acquisition, the Company amended and restated its credit agreement, dated December 15, 2010, with Comerica Bank, as administrative agent, and expanded its syndicated bank group to

11 lenders and entered into a new term loan in the amount of $70 million, which was fully repaid in January 2014 with proceeds from the IPO.

Subsequent Events

The Company has evaluated subsequent events of its consolidated financial statements. In October 2014, the Company invested $0.6 million, and committed to invest $5 million in the aggregate, in an entity that will develop, own and operate an integrated water management system to gather, store, process, treat, distribute and dispose of water on behalf of exploration and production companies operating in Midland, Martin, Andrews, and other counties in Texas approved by the board of this entity. Under the terms of the agreement, the Company owns a minority interest and will account for this investment using the equity method of accounting.

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

Income Taxes

The Company became a taxable entity as a result of its conversion from a limited liability company to a corporation on January 23, 2014.  Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At September 30, 2014, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

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

Our open positions as of September 30, 2014 were as follows:

Description & Production Period	Volume (Bbls)	Weighted Average Floor price ($/Bbl)(1)	Weighted Average Ceiling price ($/Bbl)(1)	Weighted Average Swap price ($/Bbl)(1)
Crude Oil Swaps:
October 2014 — December 2014	30,000			$96.40
October 2014 — December 2015	150,000			$92.60
Crude Oil Collars:
October 2014 — December 2014	486,000	$87.87	$101.61
October 2014 — December 2015	375,000	$85.00	$95.00
January 2015 — March 2015	195,000	$90.00	$94.89
January 2015 — June 2015	240,000	$90.00	$96.00
January 2015 — December 2015	1,332,000	$85.86	$94.64
April 2015 — June 2015	90,000	$85.00	$93.67
July 2015 — September 2015	90,000	$85.00	$92.60
October 2015 — December 2015	90,000	$85.00	$92.33

(1)         The crude oil derivative contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude.

Description & Production Period	Volume (MMBtu)	Weighted Average Floor price ($/MMBtu)(1)	Weighted Average Ceiling price ($/MMBtu)(1)	Weighted Average Swap price ($/MMBtu)(1)
Natural Gas Collars:
November 2014 — December 2014	300,000	$4.00	$4.78	$—

(1)         The natural gas derivative contracts are settled based on the NYMEX closing settlement price.

The fair value of our derivative contracts as of September 30, 2014 was a net asset of $5.6 million. For information regarding the terms of these hedges, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—How We Evaluate Our Operations—Realized Prices on the Sale of Oil, Natural Gas and NGLs” above.

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

Interest Rate Risk

At September 30, 2014, we had no borrowings outstanding that are subject to interest rate risk. We currently do not engage in any interest rate hedging activity.

Item 4.         Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As described above, there were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits.

See Exhibit Index on page 45 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSP PERMIAN, INC.

By:	/s/ Scott McNeill
Scott McNeill
Chief Financial Officer and Director
(Principal Financial Officer)
Date:	November 10, 2014

By:	/s/ Barry S. Turcotte
Barry S. Turcotte
Chief Accounting Officer
(Principal Accounting Officer)
Date:	November 10, 2014

EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of RSP Permian, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (File No. 001-36264) filed with the Commission on January 29, 2014).

3.2
Amended and Restated Bylaws of RSP Permian, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on January 29, 2014).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K (File No. 001-36264) filed with the Commission on January 29, 2014).
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

4.4
Indenture, dated as of September 26, 2014, by and among the Company, RSP Permian, L.L.C. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-36264) filed with the Commission on October 2, 2014).

4.5	Form of Senior Note due 2022 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (File No. 001-36264) filed with the Commission on October 2, 2014).
4.6
Registration Rights Agreement, dated as of September 26, 2014, by and among the Company, RSP Permian, L.L.C. and Barclays Capital Inc. and RBC Capital Markets, LLC, as representatives of the initial purchasers named in therein (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-36264) filed with the Commission on October 2, 2014).

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

10.4
Second Amendment to Amended and Restated Credit Agreement, dated August 29, 2014, by and among RSP Permian, L.L.C., as borrower, Comerica Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-36264) filed with the Commission on September 4, 2014).

10.5
Third Amendment to Amended and Restated Credit Agreement, dated September 12, 2014, by and among RSP Permian, L.L.C., as borrower, Comerica Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-36264) filed with the Commission on September 18, 2014).

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