Form 10-Q
period 2015-03-31
RSP Permian, Inc.
filed 2015-05-12
CIK 1588216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The registrant had 84,013,247 shares of common stock outstanding at May 8, 2015.

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

“MMcf.” One million cubic feet.

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

“We,” “our,” “us” or like terms and the “Company” and "RSP" refer to, prior to the transactions, RSP Permian, L.L.C. and, after the IPO Transactions (as defined in “Part I, Item 1. Business-History and Formation” in our Annual Report on Form 10-K for the year ended December 31, 2014), to RSP Permian, Inc. and its subsidiary, RSP Permian, L.L.C.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Report, including, without limitation, statements containing the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “will,” “may,” “should,” “would,” “could” or other similar expressions, and statements regarding the Company's business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important known factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the volatility of commodity prices, product supply and demand, competition, access to and cost of capital, uncertainties about estimates of reserves and resource potential and the ability to add proved reserves in the future, the assumptions underlying production forecasts, the quality of technical data, environmental and weather risks, including the possible impacts of climate change, the ability to obtain environmental and other permits and the timing thereof, government regulation or action, the costs and results of drilling and operations, the availability of equipment, services, resources and personnel required to complete the Company’s operating activities, access to and availability of transportation, processing and refining facilities, the financial strength of counterparties to the Company’s credit facility and derivative contracts and the purchasers of the Company’s production and service providers to the Company, and acts of war or terrorism. For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.
 RSP PERMIAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,782	$56,292
Accounts receivable	43,507	40,436
Derivative instruments	58,749	76,990
Other assets	24	24
Total current assets	205,062	173,742
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	2,323,304	2,240,803
Accumulated depletion	(202,049)	(171,046)
Total oil and natural gas properties, net	2,121,255	2,069,757
Other property and equipment, net	26,510	24,861
Total property, plant and equipment	2,147,765	2,094,618
OTHER LONG-TERM ASSETS
Restricted cash	152	152
Other long-term assets	28,680	21,435
Total long-term assets	28,832	21,587
TOTAL ASSETS	$2,381,659	$2,289,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$22,113	$35,728
Accrued expenses	30,138	57,977
Interest payable	17,418	9,227
Deferred taxes	20,906	25,789
Derivative instruments	219	1,320
Total current liabilities	90,794	130,041
LONG-TERM LIABILITIES
Asset retirement obligations	5,198	4,873
Long-term debt	500,000	500,000
Deferred taxes	332,631	329,262
Total long-term liabilities	837,829	834,135
Total liabilities	928,623	964,176
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 300,000,000 shares authorized, 83,267,717 shares issued and outstanding at March 31, 2015; 77,903,834 shares issued and outstanding at December 31, 2014	833	779
Additional paid-in capital	1,450,729	1,322,494
Retained earnings	1,474	2,498
Total stockholders' equity	1,453,036	1,325,771
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,381,659	$2,289,947

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
REVENUES
Oil sales	$47,305	$51,471
Natural gas sales	2,233	2,206
NGL sales	1,837	4,081
Total revenues	51,375	57,758
OPERATING EXPENSES
Lease operating expenses	$12,611	$7,063
Production and ad valorem taxes	4,197	3,876
Depreciation, depletion and amortization	31,502	16,361
Asset retirement obligation accretion	84	29
Exploration	1,178	756
General and administrative expenses	6,371	17,016
Total operating expenses	55,943	45,101
OPERATING INCOME (LOSS)	$(4,568)	$12,657
OTHER INCOME (EXPENSE)
Other income, net	$200	$310
Gain (loss) on derivative instruments	12,330	(4,153)
Interest expense	(9,316)	(1,131)
Total other income (expense)	3,214	(4,974)
INCOME (LOSS) BEFORE TAXES	(1,354)	7,683
INCOME TAX (EXPENSE) BENEFIT	330	(135,213)
NET LOSS	$(1,024)	$(127,530)

Loss per common share:
Basic	$(0.01)	$(2.03)
Diluted	$(0.01)	$(2.03)
Weighted average shares outstanding:
Basic	78,190	62,904
Diluted	78,190	62,904

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands, except share data)

	Members’ Equity	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity/ Members’ Equity

BALANCE AT DECEMBER 31, 2014	$—	77,904	$779	$1,322,494	$2,498	$1,325,771

Shares of common stock issued in public offerings net of offering costs	—	5,000	50	127,832	—	127,882

Retirement of common stock	—	(65)	—	(1,735)	—	(1,735)

Equity-based compensation	—	429	4	2,138	—	2,142

Net loss	—	—	—	—	(1,024)	(1,024)

BALANCE AT MARCH 31, 2015	$—	83,268	833	1,450,729	1,474	1,453,036

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,024)	$(127,530)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	31,502	16,361
Accretion of asset retirement obligations	84	29
Equity based compensation	2,142	12,015
Amortization of loan fees	479	208
Deferred income taxes	(1,514)	135,213
Equity in earnings of investment	58	—
(Gain) loss on derivative instruments	(12,330)	4,153
Net cash receipts (payments) on settled derivatives	25,428	(312)
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable from related parties	972	(7,529)
Other assets	(7,783)	(9,039)
Accounts payable	(13,614)	8,350
Accrued expenses	(27,839)	(1,007)
Interest payable	8,191	89
Net cash provided by operating activities	$4,752	$31,001
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to other property and equipment	(1,963)	(1,294)
Additions to oil and natural gas properties	(82,446)	(177,530)
Net cash used in investing activities	$(84,409)	$(178,824)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	127,882	163,144
Distributions	—	(1,663)
Borrowings under long-term debt	15,000	110,000
Payments on long-term debt	(15,000)	(126,155)
Repurchase and retirement of common stock	(1,735)	—
Net cash provided by financing activities	$126,147	$145,326
NET CHANGE IN CASH	$46,490	$(2,497)
CASH AT BEGINNING OF PERIOD	$56,292	$13,234
CASH AT END OF PERIOD	$102,782	$10,737
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$646	$624
Cash paid for taxes	$600	$—
NON-CASH ACTIVITIES
Asset retirement obligation acquired	$—	$2,412
Change in accrued capital expenditures	$(25,232)	$14,442
Common stock issued for oil and gas properties	$—	$677,402
Deferred tax liabilities recorded for oil and gas property acquisitions	$—	$195,777
Elimination of NPI payable	$—	$36,931

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Description of the Business

RSP Permian, Inc. ("RSP Inc." or the "Company") was formed on September 30, 2013, pursuant to the laws of the state of Delaware to be a holding company for RSP Permian, L.L.C., a Delaware limited liability company (“RSP LLC”). RSP LLC was formed on October 18, 2010 by its management team and affiliates of Natural Gas Partners, a family of energy-focused private equity investment funds (“NGP”). The Company is engaged in the acquisition, exploration, development and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin of West Texas. Additional background on the Company's IPO and subsequent public stock offerings, along with details of the ownership of the Company and RSP LLC, are available in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

On March 23, 2015, RSP Inc. completed an underwritten public offering, by RSP Inc. and certain of its shareholders, of 9.0 million shares of RSP Inc. common stock at $25.80 per share, the Company sold 5.0 million primary shares in the offering raising $127.9 million in net proceeds. On April 10, 2015, the underwriter exercised its option to purchase an additional 1.35 million shares, providing an additional $19.2 million in net proceeds to the Company.

Basis of Presentation

These financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The financial statements in this Quarterly Report on Form 10–Q should be read together with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which contains a summary of the Company's significant accounting policies and disclosures.

Subsequent Events

The Company has evaluated subsequent events of its consolidated financial statements. In March 2015, the Company completed a follow-on underwritten public offering. In April 2015, the underwriters exercised their option to purchase an additional 1.35 million shares which provided additional proceeds to the Company of $19.2 million.

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

Accounts Receivable

	As of March 31, 2015	As of December 31, 2014
	(In thousands)
Sale of oil and natural gas and related products	$19,640	$24,059
Accounts receivable from unconsolidated subsidiary	5,729	—
Joint interest owners	8,468	10,400
Derivatives - settled, but uncollected	9,670	5,977
Total accounts receivable	$43,507	$40,436

Accounts receivable, which are primarily from the sale of oil, natural gas and natural gas liquids (“NGLs”), are accrued based on estimates of the volumetric sales and prices the Company believes it will receive. In addition, settled but uncollected derivative contracts and receivables related to joint interest billings are included in accounts receivable. The Company routinely reviews outstanding balances, assesses the financial strength of its customers and records a reserve for amounts not expected to be fully recovered. The Company has provided an allowance for doubtful accounts based on management’s expectations that all material receivables at period-end will be collected. The need for an allowance is determined based upon reviews of individual accounts, historical losses, existing economic conditions and other pertinent factors. Bad debt expense was zero for the three months ended March 31, 2015 and 2014, respectively.

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

The Company capitalizes interest on expenditures while activities are in progress to bring the assets to their intended use for significant exploration and development projects that last more than six months. The Company did not capitalize any interest in the three months ended March 31, 2015 and 2014 as no projects lasted more than six months. Costs incurred to maintain wells and related equipment, lease and well operating costs and other exploration costs are expensed as incurred. Gains and losses arising from the sale of properties are generally included in operating income. Unproved properties are assessed at least annually for possible impairment.

Capitalized acquisition costs attributable to proved oil and natural gas properties and leasehold costs are depleted on a field basis based on proved reserves using the unit-of-production method. Capitalized exploration well costs and development costs, including AROs, are depleted on a field basis, based on proved developed reserves. For the three months ended March 31, 2015 and 2014, depletion expense for oil and natural gas producing property was $31.0 million and $16.3 million, respectively. Depletion expense is included in depreciation, depletion and amortization in the accompanying consolidated statements of operations.

The Company’s oil and natural gas properties as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Proved oil and natural gas properties	$1,691,879	$1,585,125
Unproved oil and natural gas properties	631,425	655,678
Total oil and natural gas properties	2,323,304	2,240,803
Less: Accumulated depletion	(202,049)	(171,046)
Total oil and natural gas properties, net	$2,121,255	$2,069,757

In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the anticipated reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. As of March 31, 2015 and December 31, 2014, there were no costs capitalized in connection with exploratory wells in progress.

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

For a property determined to be impaired, an impairment loss equal to the difference between the property’s carrying value and its estimated fair value is recognized. Fair value, on a field basis, is estimated to be the present value of the aforementioned expected future net cash flows. Unproved properties are assessed at least annually to determine whether they have been impaired. An impairment allowance is provided on an unproved property when the Company determines that the property will not be developed. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value.  No impairment of proved property was recorded for the three months ended March 31, 2015 or 2014.

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

The ARO consisted of the following for the period indicated:

Three Months Ended March 31, 2015
(In thousands)
Asset retirement obligation at beginning of period	$4,873
Liabilities assumed	241
Accretion expense	84
Asset retirement obligation at end of period	$5,198

Income Taxes

RSP LLC was organized as a limited liability company and treated as a flow-through entity for federal income tax purposes.  As such, taxable income and any related tax credits were passed through to its members and are included in their tax returns even though such net taxable income or tax credits may not have actually been distributed. Accordingly, provision for federal and state corporate income taxes has been made only for the operations of RSP Inc. beginning on January 23, 2014 in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon the corporate reorganization in connection with the IPO transaction, the Company established a $132 million deferred income tax liability, which was recognized as tax expense from continuing operations in the first quarter of 2014.  This $132 million deferred income tax liability, related to our change in tax status, was subsequently adjusted to $95 million during the fourth quarter of 2014.  The primary upward adjustments in the effective tax rate for 2014 shown above the U.S. statutory rate are the adjustment related to the corporate reorganization noted above along with non-deductible incentive unit compensation.

The following is an analysis of the Company’s consolidated income tax expense:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Current	$1,184	$963
Deferred	(1,514)	134,250

Income Tax Expense (Benefit)	$(330)	$135,213

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At March 31, 2015, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

The Company’s U.S. federal income tax returns for 2011 and beyond and its Texas franchise tax returns for 2010 and beyond remain subject to examination by the taxing authorities. No other jurisdiction’s returns are significant to the Company’s financial position.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, “Simplifying the Presentation of Debt Issuance Costs." which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt obligation, similar to debt discounts. An entity is required to apply ASU 2015-03 for annual and interim reporting periods beginning after December 15, 2015. The Company is evaluating the impact that this new guidance will have on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)," which eliminates the concept of extraordinary items in US GAAP. An entity is required to apply ASU 2015-01 for annual and interim reporting periods beginning after December 15, 2015. An entity may apply ASU 2015-01 prospectively or retrospectively for all periods presented in the financial statements. The Company does not expect the impact of its pending adoption of this guidance will have a material effect on its consolidated financial statements.

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

NOTE 3—DERIVATIVE INSTRUMENTS

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

The following table summarizes all open positions as of March 31, 2015:

Contracts Expiring in 2015

Crude Oil Swaps:
Notional volume (Bbl)	90,000
Weighted average price ($/Bbl)(1)	$92.60
Crude Oil Collars:
Notional volume (Bbl)	1,614,000
Weighted average ceiling price ($/Bbl)(1)	$94.49
Weighted average floor price ($/Bbl)(1)	$85.90

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

	Assets		Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In thousands)
Derivative Instruments:
Current amounts
Commodity contracts	$58,749	$76,990	$(219)	$(1,320)
Noncurrent amounts
Commodity contracts	—	—	—	—

Total derivative instruments	$58,749	$76,990	$(219)	$(1,320)

Gains and losses on derivatives are reported in the consolidated statements of operations.

The following represents the Company’s reported gains and losses on derivative instruments for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Gain (loss) on derivative instruments:
Commodity derivative instruments	$12,330	$(4,153)
Total	$12,330	$(4,153)

Offsetting of Derivative Assets and Liabilities

The following table presents the Company’s gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments(a)	Net Amount
	(In thousands)
March 31, 2015
Derivative instrument assets with right of offset or master netting agreements	$58,749	$(219)	$58,530
Derivative instrument liabilities with right of offset or master netting agreements	$(219)	$219	$—

December 31, 2014
Derivative instrument assets with right of offset or master netting agreements	$76,990	$(1,320)	$75,670
Derivative instrument liabilities with right of offset or master netting agreements	$(1,320)	$1,320	$—
_______________________________________
(a)         With all of the Company’s financial trading counterparties, the Company has agreements in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

Credit-Risk Related Contingent Features in Derivatives

None of the Company’s derivative instruments contains credit-risk related contingent features. No amounts of collateral were posted by the Company related to net positions as of March 31, 2015 and December 31, 2014.

NOTE 4—FAIR VALUE MEASUREMENTS

The book values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.  The book value of the Company’s credit facilities approximate fair value as the interest rates are variable.  The book value of the Company's senior notes approximates the fair value as the current trading value of the notes was slightly above par value. If we recorded the notes at fair value they would be Level 1 in our fair value hierarchy as they are traded in an active market with quoted prices for identical instruments. The fair value of derivative financial instruments is determined utilizing industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, contract terms and prices, credit risk adjustments, implied market volatility and discount factors.

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

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of March 31, 2015:
Commodity derivative instruments	$—	$58,530	$—	$58,530
Total	$—	$58,530	$—	$58,530

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of December 31, 2014:
Commodity derivative instruments	$—	$75,670	$—	$75,670
Total	$—	$75,670	$—	$75,670

Significant Level 2 assumptions used to measure the fair value of the commodity derivative instruments include current market and contractual commodity prices, implied volatility factors, appropriate risk adjusted discount rates, as well as other relevant data.

Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2015 and the year ended December 31, 2014.

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

NOTE 5—LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
	(In millions)

6.625% Senior notes	$500.0	$500.0

Total long-term debt	$500.0	$500.0

Credit Agreement

In conjunction with the closing of our acquisitions in Glasscock County, on August 29, 2014, the Company amended the revolving credit facility to increase the borrowing base to $500 million, to increase the lenders’ maximum facility commitments to $1.0 billion, to extend the maturity date to August 29, 2019 and to allow the Company to issue the senior unsecured notes described below. In connection with the Company's issuance of its senior unsecured notes, on September 24, 2014, the Company amended the revolving credit facility to permit RSP LLC to make payment to the Company to enable it to pay principal, premium (if any) and interest on the unsecured notes provided no default has occurred and to allow RSP LLC to guaranty the unsecured notes.

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

The Company was in compliance with such covenants and ratios as of March 31, 2015.

Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Company has a choice of borrowing in Eurodollars or at the alternate base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the quotient of: (i) the LIBOR Rate divided by (ii) a percentage equal to 100% minus the maximum rate on such date at which the Administrative Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of its borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s reference rate; (ii) the federal funds effective rate plus 100 basis points; and (iii) the adjusted LIBOR rate plus 100 basis points, plus an applicable margin ranging from 0 to 100 basis points, depending on the percentage of its borrowing base utilized, plus a facility fee of 0.50% charged on the borrowing base amount. At March 31, 2015, the prime borrowing rate of interest under the Company’s revolving credit facility was 3.50%. RSP LLC may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs. As of March 31, 2015, the revolving credit facility has a margin of 1.00% to 2.00% plus LIBOR, plus a facility fee of 0.50% charged on the borrowing base amount.

The amount available to be borrowed under the revolving credit facility is subject to a borrowing base that is re-determined semiannually each May and November and depends on the volumes of proved oil and natural gas reserves and estimated cash flows from these reserves and commodity hedge positions. The borrowing base under the Company’s amended and restated credit agreement is $500 million as of March 31, 2015, with lender commitments of $1 billion. The maturity date of the Company's revolving credit facility is August 29, 2019.

Senior Notes Due 2022

On September 26, 2014, the Company issued $500.0 million of 6.625% senior unsecured notes at par through a private placement. The notes will mature on October 1, 2022. The notes are senior unsecured obligations that rank equally with all of our future senior indebtedness, are effectively subordinated to all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including borrowings under RSP LLC's revolving credit facility, and will rank senior to any future subordinated indebtedness of the Company. Interest on these notes is payable semi-annually on April 1 and October 1 and commenced on April 1, 2015. On or after October 1, 2017, the Company may redeem some or all of the notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest, of 104.969% of principal, declining in twelve-month intervals to 100% in 2020 and thereafter. In addition, prior to October 1, 2017, the Company may redeem up to 35% of the principal amount of the notes with the net proceeds of qualified offerings of our equity at a redemption price of 106.625% of the principal amount of the notes, plus accrued and unpaid interest.

The Company incurred approximately $11.3 million of debt issuance costs related to the notes, which is included in “Other long-term assets” on the Company's consolidated balance sheets and will be amortized to interest expense, net, over the life of the notes using the effective interest method. In the event of certain changes in control of the Company, each holder of notes will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. RSP LLC, our 100% owned and only subsidiary, has fully and unconditionally guaranteed the notes. RSP Inc. does not have independent assets or operations. The terms of the notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets. The Company was in compliance with the provisions of the indenture governing the senior unsecured notes as of March 31, 2015.

NOTE 6—COMMITMENTS AND CONTINGENCIES

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

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both March 31, 2015 and December 31, 2014, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

Contractual Obligations

The Company had no material changes in its contractual commitments and obligations from amounts listed under "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements and Sources of Liquidity - Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 7—EQUITY-BASED COMPENSATION

Equity-based compensation expense, which was recorded in General and administrative expenses, was $2.1 million and $12.0 million for the three months ended March 31, 2015 and 2014, respectively. Equity-based compensation expense in the 2014 period includes expense related to incentive units ($11.2 million) which are discussed below.

Restricted Stock Awards

In connection with the IPO, the Company adopted the RSP Permian, Inc. 2014 Long Term Incentive Plan (the “LTIP”) for the employees, consultants and directors of the Company and its affiliates who perform services for the Company.

Equity-based compensation expense for awards under the LTIP was $1.6 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. The Company views restricted stock awards with graded vesting as single awards with an expected life equal to the average expected life and amortize the awards on a straight-line basis over the life of the awards.

The compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of March 31, 2015, the Company had unrecognized compensation expense of $11.1 million related to restricted stock awards which is expected to be recognized over a weighted average period of 2.3 years.

The following table represents restricted stock award activity for the three months ended March 31:

	Three Months Ended March 31,
	2015		2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Restricted shares outstanding, beginning of period	477,767	$23.71	—	$—
Restricted shares granted	269,032	27.15	421,999	23.05
Restricted shares vested	(223,864)	22.44	—	—
Restricted shares outstanding, end of period	522,935	$26.03	421,999	$23.05

Performance-Based Restricted Stock Awards

In June 2014, performance-based restricted stock awards were granted containing predetermined market conditions with a cliff vesting period of 2.75 years. We granted 134,400 of these shares at a 100% of target payout while the conditions of the grants allow for a payout ranging between no payout and 200% of target. In March 2015, an additional grant of performance-based restricted stock awards were granted containing predetermined market conditions with a cliff vesting period of 2.83 years. We granted 159,932 of these shares at a 100% of target payout while the conditions of the grants allow for a payout ranging between no payout and 200% of target.

Equity-based compensation for these awards was $0.5 million for the three months ended March 31, 2015. The compensation expense for the market conditions is based on a per share value using a Monte-Carlo simulation. The unrecognized compensation expense related to these shares is approximately $7.6 million as of March 31, 2015 and is expected to be recognized over the next 2.37 years. The payout level is calculated based on actual performance achieved during the performance period compared to a defined peer group.

The following table represents performance-based restricted stock award activity for the three months ended March 31, 2015:

	Shares	Weighted Average Fair Value
Restricted shares outstanding, beginning of period	134,400	$28.14
Restricted shares granted	159,932	31.74
Restricted shares outstanding, end of period	294,332	$31.41

Incentive Units

Pursuant to the LLC Agreement of RSP LLC, certain incentive units were available to be issued to the Company’s management and employees. After successful completion of the IPO, the performance conditions associated with certain incentive units were deemed probable of reaching payout. In the first three months of 2014, the Company recognized non-cash compensation expense of $11.2 million related to these incentive units. In December 2014, the incentive unit plan was concluded and all awards remaining under the incentive unit plans were allocated according to performance criteria established at the adoption of the plan. These incentive units determined the stock allocation between management and NGP and had no dilutive impact, or cash impact, to shareholders of RSP Permian, Inc. In periods subsequent to 2014, there will be no additional expense recognized related to these incentive units.

NOTE 8—EARNINGS PER SHARE & PRO FORMA EARNINGS PER SHARE

Earnings per Share

The Company’s basic earnings per share amounts have been computed using the two-class method based on the weighted-average number of shares of common stock outstanding for the period.  Because the Company recognized a net loss for both the three months ended March 31, 2015 and 2014, unvested restricted share awards were not recognized in dilutive earnings per share calculations as they would be antidilutive.  A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Numerator:
Net loss available to stockholders	$(1,024)	$(127,530)
Basic net loss allocable to participating securities (1)	—	—
Loss available to stockholders	$(1,024)	$(127,530)

Denominator:
Weighted average number of common shares outstanding - basic	78,190	62,904
Effect of dilutive securities:
Restricted stock	—	—
Weighted average number of common shares outstanding - diluted	78,190	62,904

Net loss per share:
Basic	$(0.01)	$(2.03)
Diluted	$(0.01)	$(2.03)
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

The Company’s pro forma basic earnings per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period, as if the common shares issued in the IPO were outstanding since January 1, 2014. A reconciliation of the components of pro forma basic and diluted earnings per common share is presented in the table below:

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

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes in “Part I, Item 1. Financial Statements.”  The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Please see “Cautionary Statement Concerning Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Our Predecessor and RSP Inc.

RSP Inc. was formed in September 2013 and, prior to the consummation of our IPO, did not have historical financial operating results. The historical results of RSP LLC and Rising Star, our predecessor, have been consolidated for all periods presented prior to the IPO date. In connection with the IPO, pursuant to the terms of a corporate reorganization, RSP LLC, which was formed in 2010 to engage in acquisition, exploration, development and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin of West Texas, became a wholly owned subsidiary of RSP Inc. See “-The IPO and Related Transactions-Corporate Reorganization” for more information. Also in connection with the IPO, Rising Star contributed to RSP Inc. certain assets that represent substantially all of Rising Star’s production and revenues for each of the years ended December 31, 2013 and 2012 in exchange for shares of RSP Inc.’s common stock and cash. See “-The IPO and Related Transactions-The Rising Star Acquisition” for more information.

Overview and Outlook

Our financial and operating performance and significant events in 2015 included the following highlights:

•	Increased our average daily production rate 86% in the first quarter of 2015 as compared to 2014.

•
In March 2015, we completed a follow-on underwritten public offering of 9.0 million shares of our common stock, with 5.0 million shares sold by RSP Inc., resulting in approximately $127.9 million of net proceeds. In April 2015, the underwriters exercised their option to purchase all of their option shares which provided additional proceeds to the Company of $19.2 million.

•
Maintained a strong balance sheet at March 31, 2015 with $603 million of liquidity, inclusive of availability under our revolving credit facility. At March 31, 2015, we had no amounts drawn under our revolving credit facility.

•
In May 2015, the borrowing base of our revolving credit facility was re-determined at the current level of $500 million. The credit facility matures on August 29, 2019 and includes maximum lender commitments of $1 billion.

During the first quarter of 2015, our average daily production was 15,944 Boe/d, an 86% increase from our first quarter 2014 average daily production of 8,578 Boe/d. Oil production was 75% of total production on a volumetric basis and 92% of our total revenues in the first quarter of 2015.

During the first quarter of 2015, we drilled 24 horizontal wells (14 operated) and completed 19 horizontal wells (8 operated). In our vertical drilling program, we drilled 10 vertical wells (9 operated), and completed 5 vertical wells (3 operated). We are currently operating four horizontal rigs and no vertical rigs, with plans to operate 3 horizontal rigs for the second half of 2015. However, the Company is currently evaluating the potential to maintain a four horizontal rig program for the remainder of 2015.

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

Our open positions as of March 31, 2015 were as follows:

Description & Production Period	Volume (Bbls)	Weighted Average Floor price ($/Bbl)(1)	Weighted Average Ceiling price ($/Bbl)(1)	Weighted Average Swap price ($/Bbl)(1)
Crude Oil Swaps:
April 2015 — December 2015	90,000			$92.60

Crude Oil Collars:
April 2015 — December 2015	225,000	$85.00	$95.00
April 2015 — June 2015	120,000	$90.00	$96.00
April 2015 — December 2015	999,000	$85.86	$94.64
April 2015 — June 2015	90,000	$85.00	$93.67
July 2015 — September 2015	90,000	$85.00	$92.60
October 2015 — December 2015	90,000	$85.00	$92.33
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

Corporate Reorganization.  Pursuant to the terms of a corporate reorganization, (i) the members of RSP LLC contributed all of their interests in RSP LLC to RSP Permian Holdco, L.L.C., a newly formed entity that is wholly owned by such members, and (ii) RSP Permian Holdco, L.L.C. contributed all of its interests in RSP LLC to RSP Permian, Inc. in exchange for approximately 28.5 million shares of common stock of RSP Inc., an assignment of RSP LLC’s pro rata share of an escrow related to a disposition by RSP LLC of working interests and the right to receive approximately $27.7 million in cash. As a result of the reorganization, RSP LLC became a wholly owned subsidiary of RSP Inc.

The Rising Star Acquisition. In connection with our IPO, we acquired from Rising Star working interests (the “Rising Star Assets”) in certain acreage and wells in the Permian Basin in which RSP LLC already had working interests (the “Rising Star Acquisition”). In exchange, Rising Star received approximately 1.8 million shares of RSP Inc.’s common stock and the right to receive approximately $1.7 million in cash. The Rising Star Acquisition increased our average working interest in approximately 3,250 gross acres and 36 gross producing wells in the Permian Basin. The Rising Star Assets represented substantially all of Rising Star’s production and revenues for the years ended December 31, 2013 and 2012.

The Collins and Wallace Contributions. Collins, Wallace LP and Collins & Wallace Holdings, LLC contributed to us certain working interests in certain of RSP LLC’s existing properties in the Permian Basin. In exchange, (i) Collins received approximately 9.9 million shares of RSP Inc.’s common stock and the right to receive approximately $1.6 million in cash, (ii) Wallace LP received approximately 10.0 million shares of RSP Inc.’s common stock and the right to receive approximately $0.6 million in cash, and (iii) Collins & Wallace Holdings, LLC received approximately 2.2 million shares of RSP Inc.’s common stock.

The Pecos Contribution. Pecos, an entity owned by certain members of our management team, contributed to us certain working interests in certain acreage and wells in the Permian Basin in which RSP LLC already had working interests. In exchange, Pecos received approximately 0.1 million shares of RSP Inc.’s common stock. Pecos’s contribution increased our working interests in approximately 650 gross acres and six producing wells.

The ACTOIL NPI Repurchase. In July 2011, RSP LLC sold to ACTOIL a 25% net profits interest (“NPI”) in substantially all of our oil and natural gas properties taken as a whole. In addition, in connection with RSP LLC’s acquisition of additional working interests in certain of its existing properties (the “Spanish Trail Assets”) in September 2013 (the “Spanish Trail Acquisition”), RSP LLC sold to ACTOIL a 25% NPI in the Spanish Trail Assets. Subsequent to our sale to ACTOIL of the NPIs, the oil and natural gas properties that underpinned ACTOIL’s NPIs remained owned and controlled by us. The NPIs entitled ACTOIL to 25% of the relevant properties’ cumulative revenues in excess of their cumulative direct operating expenses and capital expenditures. In connection with the IPO, ACTOIL contributed both 25% NPIs to us (the “ACTOIL NPI Repurchase”) in exchange for approximately 10.8 million shares of RSP Inc.’s common stock.

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

Pro Forma Quarterly Financial Data

The below pro forma information for the three months ended March 31, 2014 was derived from our actual results and has been adjusted to reflect the Collins and Wallace Contributions and the ACTOIL NPI Repurchase, both of which were completed in connection with the IPO on January 23, 2014, as if such transactions had occurred on January 1, 2014.  The below pro forma information for the three months ended March 31, 2014 also reflects adjustments for non-recurring expenses associated with the IPO.

The pro forma financial information included below does not give effect to certain acquisitions that were immaterial to our actual and pro forma results for the periods reflected below.

	RSP Permian, Inc.		RSP Permian, Inc. Pro Forma
	Three Months Ended March 31,
	2015	2014	2014
Production data:
Oil (MBbls)	1,078	544	594
Natural gas (MMcf)	960	573	621
NGLs (MBbls)	197	133	143
Total (MBoe)	1,435	772	841
Average net daily production (Boe/d)	15,944	8,578	9,339
Average prices before effects of hedges(1)(2):
Oil (per Bbl)	$43.88	$94.60	$94.21
Natural gas (per Mcf)	2.33	3.85	3.86
NGLs (per Bbl)	9.32	30.79	30.82
Total (per Boe)	$35.80	$74.82	$74.65
Average realized prices after effects of hedges(1)(2):
Oil (per Bbl)	$71.22	$93.50	$93.14
Natural gas (per Mcf)	2.33	3.85	3.86
NGLs (per Bbl)	9.32	30.79	30.82
Total (per Boe)	$56.34	$74.03	$73.89
Average costs (per Boe):
Lease operating expenses (excluding gathering and transportation)	$8.20	$8.65	$8.74
Gathering and transportation	0.58	0.49	0.49
Production and ad valorem taxes	2.92	5.02	4.91
Depreciation, depletion and amortization	21.95	21.19	23.79

Components of general and administrative expense:
General and administrative - cash component	$2.95	$6.48	$2.10
General and administrative - (non IPO stock comp)	1.17	0.38	0.36
General and administrative - (IPO stock comp)	0.32	15.18	—
Total general and administrative	$4.44	$22.04	$2.46
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

	RSP Permian, Inc.		RSP Permian, Inc. Pro Forma
	Three Months Ended March 31,
	2015	2014	2014
	(In thousands)
Revenues:
Oil sales	$47,305	$51,471	$55,930
Natural gas sales	2,233	2,206	2,397
NGL sales	1,837	4,081	4,417
Total revenues	51,375	57,758	62,744

Operating expenses:
Lease operating expenses	12,611	7,063	7,757
Production and ad valorem taxes	4,197	3,876	4,127
Depreciation, depletion and amortization	31,502	16,361	19,994
Asset retirement obligation accretion	84	29	38
Exploration	1,178	756	756
General and administrative expenses	6,371	17,016	2,065
Total operating expenses	55,943	45,101	34,737
Operating (loss) income	(4,568)	12,657	28,007

Other income (expense):
Other income, net	200	310	310
Gain on derivative instruments	12,330	(4,153)	(4,153)
Interest expense	(9,316)	(1,131)	(1,131)
Total other income (expense)	3,214	(4,974)	(4,974)
Income (loss) before taxes	(1,354)	7,683	23,033
Income tax (expense) benefit	330	(135,213)	(8,292)
Net income (loss)	$(1,024)	$(127,530)	$14,741

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Oil, NGLs and Natural Gas Sales Revenues. The following table provides the components of our revenues for the years indicated, as well as each year’s respective average prices and production volumes:

	Three Months Ended March 31,
	2015	2014	Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$47,305	$51,471	$(4,166)	(8)%
Natural gas sales	2,233	2,206	27	1%
NGL sales	1,837	4,081	(2,244)	(55)%
Total revenues	$51,375	$57,758	$(6,383)	(11)%
Average sales prices:
Oil (per Bbl) (excluding impact of cash settled derivatives)	$43.88	$94.60	$(50.72)	(54)%
Oil (per Bbl) (after impact of cash settled derivatives)	71.22	93.50	(22.28)	(24)%
Natural gas (per Mcf)	2.33	3.85	(1.52)	(39)%
Natural gas (per Mcf) (after impact of cash settled derivatives)	2.33	3.85	(1.52)	(39)%
NGLs (per Bbl)	9.32	30.79	(21.47)	(70)%
Total (per Boe) (excluding impact of cash settled derivatives)	$35.80	$74.82	$(39.02)	(52)%
Total (per Boe) (after impact of cash settled derivatives)	$56.34	$74.03	$(17.69)	(24)%
Production:
Oil (MBbls)	1,078	544	534	98%
Natural gas (MMcf)	960	573	387	68%
NGLs (MBbls)	197	133	64	48%
Total (MBoe)	1,435	772	663	86%
Average daily production volume:
Total (Boe/d)	15,944	8,578	7,366	86%

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

	Three Months Ended March 31,
	2015	2014
Average realized oil price ($/Bbl)	$43.88	$94.60
Average NYMEX ($/Bbl)	48.63	98.61
Differential to NYMEX	(4.75)	(4.01)
Average realized oil price to NYMEX percentage	90%	96%

Average realized natural gas price ($/Mcf)	$2.33	$3.85
Average NYMEX ($/Mcf)	2.99	4.72
Differential to NYMEX	(0.66)	(0.87)
Average realized natural gas price to NYMEX percentage	78%	82%

Average realized NGL price ($/Bbl)	$9.32	$30.79
Average NYMEX oil price ($/Bbl)	48.63	98.61
Average realized NGL price to NYMEX oil price percentage	19%	31%

Our average realized oil price as a percentage of the average NYMEX price decreased to 90% for the three months ended March 31, 2015 as compared to 96% in the comparable 2014 period. All of our oil contracts are impacted by the Midland-Cushing differential, which was negative $1.98 per Bbl for the first three months of 2015 as compared to negative $3.51 per Bbl in the comparable 2014 period. In addition, the lower NYMEX price of oil in the current period makes the relative percentage fluctuate to a greater degree than at higher oil prices.

Oil revenues decreased 8% to $47.3 million for the three months ended March 31, 2015 from $51.5 million for the 2014 period as a result of a $50.72 per Bbl decrease, or 54%, in our average realized price for oil partially offset by an increase in oil production volumes of 534 MBbls, or 98%.

Natural gas revenues increased 1% and was $2.2 million for both of the three month periods ended March 31, 2015 and 2014. Natural gas production volumes increased 387 MMcf, or 68%, partially offset by a $1.52 per Mcf, or 39%, decrease in our average realized natural gas price.

NGL revenues decreased 55% to $1.8 million for the three months ended March 31, 2015 from $4.1 million for the 2014 period as a result of a $21.47 per Bbl decrease, or 70%, in our average realized NGL price partially offset by an increase in NGL production volumes of 64 MBbls, or 48%. NGL prices were down a greater percentage than the NYMEX benchmark prices for oil and natural gas due to a more pronounced decrease in NGL prices over the past year.

Our higher production volumes for all products was primarily a result of increased production from our drilling program, along with the acquisition of producing properties in Martin County in February 2014, and the acquisition of producing properties in Glasscock County in August 2014.

Operating Expenses. The following table summarizes our expenses for the years indicated:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$12,611	$7,063	$5,548	79%
Production and ad valorem taxes	4,197	3,876	321	8%
Depreciation, depletion and amortization	31,502	16,361	15,141	93%
Asset retirement obligation accretion	84	29	55	190%
Exploration expense	1,178	756	422	56%
General and administrative expenses	6,371	17,016	(10,645)	(63)%
Total operating expenses before loss (gain) on sale of assets	$55,943	$45,101	$10,842	24%
Expenses per Boe:
Lease operating expenses (excluding gathering and transportation)	$8.20	$8.65	(0.45)	(5)%
Gathering and transportation	0.58	0.49	0.09	18%
Production and ad valorem taxes	2.92	5.02	(2.10)	(42)%
Depreciation, depletion and amortization	21.95	21.19	0.76	4%
Asset retirement obligation accretion	0.06	0.04	0.02	50%
Exploration expense	0.82	0.98	(0.16)	(16)%
General and administrative - cash component	2.95	6.48	(3.53)	(54)%
General and administrative - (non IPO stock comp)(1)	1.17	0.38	0.79	208%
General and administrative - (IPO stock comp)(2)	0.32	15.18	(14.86)	NM
Total operating expenses per Boe	$38.97	$58.41	$(19.44)	(33)%
(1) Represents compensation expense related to restricted stock awards and performance share awards granted as part of the Company's ongoing compensation and retention program.
(2) IPO stock comp consists of two components. One component represents restricted stock awarded to certain employees as a result of a successful IPO. These one-time awards vest over time for retention purposes. The other component represents non-cash compensation expense associated with incentive units owned by certain members of management. These incentive units determined the stock allocation between management and Natural Gas Partners and had no dilutive impact or cash impact to the Company. See the discussion of incentive units in Note 9-Equity Based Compensation of Notes to Consolidated Financial Statements included in “Part I, Item 1. Notes to Consolidated Financial Statements.”

Lease Operating Expenses.  Lease operating expenses increased 79% to $12.6 million for the three months ended March 31, 2015 from $7.1 million for the 2014 period. The increase in our lease operating expense was attributable to the increase in production in 2015. On a per Boe basis, lease operating expense, excluding gathering and transportation costs, decreased from $8.65 per Boe in 2014 to $8.20 per Boe in 2015. Gathering and transportation costs, which are included in lease operating expenses, were $0.8 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. On a per Boe basis, our gathering and transportation costs were $0.58 and $0.49 for the three months ended March 31, 2015 and 2014, respectively.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased 8% to $4.2 million for the three months ended March 31, 2015 from $3.9 million for 2014 period primarily as a result of higher ad valorem taxes and decreased 42% on a per Boe basis to $2.92 per Boe for the three months ended March 31, 2015 due to lower revenues per Boe in the 2015 period.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased 93% to $31.5 million for the three months ended March 31, 2015 from $16.4 million for 2014 period mainly due to increased production and costs related to property acquisitions.  The DD&A rate increased 4% to $21.95 per Boe for the three months ended March 31, 2015 from $21.19 per Boe for the 2014 period. The increase in depletion per Boe in 2015 was due to our reserves volumes increasing over the last year, both from our successful drilling program and through acquisitions, being more than offset by additional capitalized costs in proved property incurred from these activities, which increased our DD&A rate in 2015 when compared to 2014.

Exploration Expense. Exploration expense increased to $1.2 million for the three months ended March 31, 2015 from $0.8 million for the 2014 period due to additional geological and geophysical activity in 2015.

General and Administrative Expenses. General and administrative expenses decreased to $6.4 million for the three months ended March 31, 2015, from $17.0 million for the 2014 period primarily due to decreases in non-cash incentive unit compensation and equity-based compensation. Share-based compensation expense, which was recorded in General and Administrative expenses, was $2.1 million for the three months ended March 31, 2015 and $12.0 million for the 2014 period. Included in share-based compensation for the 2014 period was compensation expense related to incentive units ($11.2 million) that were owned by certain members of management. These incentive units provided a mechanism for the allocation of stock between members of management and the Company's private equity sponsor based upon return thresholds achieved. The stock issued to certain members of management and the expense recognized in the consolidated statement of operations as a result of these incentive units had no dilution effect to public shareholders, and was a non-cash expense.

Other Income and Expenses. The following table summarizes our other income and expenses:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Other income, net	$200	$310	$(110)	35%
Gain (loss) on derivative instruments	12,330	(4,153)	16,483	397%
Interest expense	(9,316)	(1,131)	(8,185)	(724)%
Total other income (expense)	$3,214	$(4,974)	$8,188	165%

Other Income. Other income was $0.2 million for the three months ended March 31, 2015, primarily due to water we sourced and sold to other working interest partners for use in completion activities.

Gain (Loss) on Derivative Instruments. During the three months ended March 31, 2015, we recorded a $12.3 million gain as compared to a $4.2 million loss in the 2014 period. The change was a result of realized gains on our derivative positions and the future commodity price outlook as of March 31, 2015 as compared to March 31, 2014, along with additional derivative contracts entered into during 2014.

Interest Expense. During the three months ended March 31, 2015, we recorded $9.3 million of interest expense as compared to $1.1 million in the 2014 period. The change was primarily the result of expense incurred on our senior notes issued in September 2014.

Income Tax Expense. During the three months ended March 31, 2015, we recorded $0.3 million of income tax benefit compared to $135.2 million in the 2014 period. The decrease is a result of a $132 million provision for deferred income taxes, in the first quarter of 2014 related to our change in tax status.

Capital Requirements and Sources of Liquidity

The Company’s primary sources of liquidity have been proceeds from equity and debt offerings, borrowings under the revolving credit facility, proceeds from the issuance of the senior notes, and cash flows from operations. To date, the Company’s primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties.

In 2014, we used a portion of the net proceeds from the IPO to fully repay our term loan and outstanding borrowings under our revolving credit facility. Later in August and September 2014, we used the proceeds from our stock offering and notes offering to repay all borrowings under our revolving credit facility. At March 31, 2015, we had no borrowings outstanding under our revolving credit facility and our borrowing base was $500 million.

During the first three months of 2015, we spent approximately $84.6 million on capital expenditures, with $78.4 million on drilling and completion activities and $6.2 million of infrastructure and other. In 2014, we spent approximately $442 million on drilling and completion activities, $42 million of infrastructure and other, and approximately $362 million of acquisitions and additions to leasehold.

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

Working Capital

Our working capital, which we define as current assets minus current liabilities, totaled $114.3 million and $43.7 million at March 31, 2015 and December 31, 2014, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $102.8 million and $56.3 million at March 31, 2015 and December 31, 2014, respectively. Due to the amounts that accrue related to our drilling program, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our revolving credit facility will be sufficient to fund our working capital needs excluding any acquisitions we may enter into. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil, NGL and natural gas production will be the largest variables affecting our working capital.

Contractual Obligations

We had no material changes in our contractual commitments and obligations from amounts listed under "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements and Sources of Liquidity - Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2014.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$4,752	$31,001
Net cash used in investing activities	(84,409)	(178,824)
Net cash provided by financing activities	126,147	145,326

Net cash provided by operating activities was approximately $4.8 million and $31.0 million for the three months ended March 31, 2015 and 2014, respectively. The reduction in net cash provided by operating activities in the for the three months ended March 31, 2015, as compared to the 2014 period, was due to the decrease in commodity prices and to changes in accounts payable and accrued expenses whose balances were reduced during the 2015 period.

Net cash used in investing activities was approximately $84.4 million and $178.8 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in the 2015 period, compared to the 2014 period, was due to no acquisition activity in the 2015 period and approximately $80.0 million of acquisitions in the 2014 period.

Net cash provided by financing activities was approximately $126.1 million and $145.3 million for the three months ended March 31, 2015 and 2014, respectively. The 2015 period included $127.9 million of capital contributions received in a secondary stock offering, while the 2014 period included $163.1 million of capital contributions received in the IPO.

Our Revolving Credit Facility

Our credit agreement has a borrowing base of $500 million, lenders’ maximum facility commitments of $1.0 billion, and a maturity date of August 29, 2019. The credit agreement permits RSP LLC to make payments to the Company to enable it to pay principal, premium (if any) and interest on our existing notes, provided no default has occurred, and to allow RSP LLC to guarantee the existing notes.

The amount available to be borrowed under our revolving credit facility is subject to a borrowing base that is redetermined semiannually each May and November and depends on the volumes of our proved oil and natural gas reserves, estimated cash flows from these reserves and our commodity hedge positions. Our borrowing base was confirmed at $500.0 million in May 2015 and the next borrowing base redetermination is scheduled for November 2015. As of March 31, 2015, we had no borrowings and $0.6 million of letters of credit outstanding under our revolving credit facility and $499.6 million of borrowing capacity. In the event of any future offerings of senior unsecured notes issued or guaranteed by RSP LLC, the borrowing base under our revolving credit facility will be automatically reduced by an amount equal to 0.25 multiplied by the aggregate principal amount of notes issued or guaranteed on the date of such issuance.

Our revolving credit facility is secured by liens on substantially all of our properties and guarantees from our subsidiaries other than any subsidiary that we have designated as an unrestricted subsidiary.

Our revolving credit facility contains restrictive covenants that may limit our ability to, among other things:

•incur additional indebtedness;

•	make loans to others;
•make investments;
•enter into mergers;
•make or declare dividends;
•enter into commodity hedges exceeding a specified percentage or our expected production;
•enter into interest rate hedges exceeding a specified percentage of our outstanding indebtedness;
•incur liens;
•sell assets; and
•engage in certain other transactions without the prior consent of the lenders.

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

We were in compliance with such covenants and ratios as of March 31, 2015.

Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. We have a choice of borrowing in Eurodollars or at the adjusted base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the quotient of: (i) the LIBOR Rate; divided by (ii) a percentage equal to 100% minus the maximum rate on such date at which the Administrative Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 125 to 200 basis points, depending on the percentage of our borrowing base utilized. Adjusted base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s reference rate; (ii) the federal funds effective rate plus 100 basis points; and (iii) the adjusted LIBOR rate plus

100 basis points, plus an applicable margin ranging from 25 to 100 basis points, depending on the percentage of our borrowing base utilized, plus a facility fee of 0.50% charged on the borrowing base amount. We may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs. As of March 31, 2015, our revolving credit facility has a margin of 1.00% to 2.00% plus LIBOR, plus a facility fee of 0.50% charged on the borrowing base amount.

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

Our open positions as of March 31, 2015 were as follows:

Description & Production Period	Volume (Bbls)	Weighted Average Floor price ($/Bbl)(1)	Weighted Average Ceiling price ($/Bbl)(1)	Weighted Average Swap price ($/Bbl)(1)
Crude Oil Swaps:
April 2015 — December 2015	90,000			$92.60
Crude Oil Collars:
April 2015 — December 2015	225,000	$85.00	$95.00
April 2015 — June 2015	120,000	$90.00	$96.00
April 2015 — December 2015	999,000	$85.86	$94.64
April 2015 — June 2015	90,000	$85.00	$93.67
July 2015 — September 2015	90,000	$85.00	$92.60
October 2015 — December 2015	90,000	$85.00	$92.33
(1)         The crude oil derivative contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude.

The fair value of our derivative contracts as of March 31, 2015 was a net asset of $58.5million. For information regarding the terms of these hedges, see Note 4 of Notes to Consolidated Financial Statements included in "Part I, Item 1. Financial Statements."

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

Interest Rate Risk

At March 31, 2015, we had no borrowings outstanding that are subject to interest rate risk. We currently do not engage in any interest rate hedging activity.

Item 4.         Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As described above, there were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company's repurchase of our common stock during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs
January 2015	—	$—	—	$—
February 2015	47,785	$26.50	—	$—
March 2015	17,296	$27.16	—	$—
Total	65,081	$26.68	—	$—

'(1) These shares were withheld from employees to satisfy tax obligations arising upon the vesting of restricted shares.

Item 6.  Exhibits.

See Exhibit Index on page 35 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSP PERMIAN, INC.

By:	/s/ Scott McNeill
Scott McNeill
Chief Financial Officer and Director
(Principal Financial Officer)
Date:	May 12, 2015

By:	/s/ Barry S. Turcotte
Barry S. Turcotte
Chief Accounting Officer
(Principal Accounting Officer)
Date:	May 12, 2015

EXHIBIT INDEX

Exhibit No.	Description
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

10.5	2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on January 22, 2014).
10.6
Form of Restricted Stock Grant and Award Agreement (Performance Vesting) (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on April 16, 2014).

10.7
Form of Restricted Stock Grant and Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-36264) filed with the Commission on May 15, 2014).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-192268) filed with the Commission on January 2, 2014).
31.1(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.
31.2(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.
32.1(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.
32.2(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.
101.INS(a)	XBRL Instance Document.
101.SCH(a)	XBRL Taxonomy Extension Schema Document.

101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(a)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document.
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