Form 10-Q
period 2015-09-30
RSP Permian, Inc.
filed 2015-11-02
CIK 1588216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The registrant had 100,809,309 shares of common stock outstanding at October 31, 2015.

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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.
 RSP PERMIAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,254	$56,292
Accounts receivable	63,130	40,436
Derivative instruments	25,602	76,990
Prepaid income taxes	3,912	—
Other assets	24	24
Total current assets	149,922	173,742
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	2,875,958	2,240,803
Accumulated depletion	(288,201)	(171,046)
Total oil and natural gas properties, net	2,587,757	2,069,757
Other property and equipment, net	37,437	24,861
Total property, plant and equipment	2,625,194	2,094,618
OTHER LONG-TERM ASSETS
Derivative instruments	1,147	—
Restricted cash	152	152
Other long-term assets	37,390	21,435
Total long-term assets	38,689	21,587
TOTAL ASSETS	$2,813,805	$2,289,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,423	$35,728
Accrued expenses	56,943	57,977
Interest payable	23,446	9,227
Deferred taxes	7,515	25,789
Derivative instruments	1,946	1,320
Total current liabilities	101,273	130,041
LONG-TERM LIABILITIES
Asset retirement obligations	6,474	4,873
Derivative instruments	662	—
Long-term debt	698,600	500,000
Deferred taxes	348,017	329,262
Total long-term liabilities	1,053,753	834,135
Total liabilities	1,155,026	964,176
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 300,000,000 shares authorized, 92,069,888 shares issued and outstanding at September 30, 2015; 77,903,834 shares issued and outstanding at December 31, 2014	921	779
Additional paid-in capital	1,652,862	1,322,494
Retained earnings	4,996	2,498
Total stockholders' equity	1,658,779	1,325,771
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,813,805	$2,289,947

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Oil sales	$74,746	$64,119	$195,968	$181,725
Natural gas sales	3,283	2,297	7,544	7,620
NGL sales	2,615	4,229	6,972	13,121
Total revenues	80,644	70,645	210,484	202,466
OPERATING EXPENSES
Lease operating expenses	$14,274	$7,140	$41,578	$23,482
Production and ad valorem taxes	4,674	5,137	14,273	14,977
Depreciation, depletion and amortization	43,031	18,991	114,152	57,086
Asset retirement obligation accretion	84	38	252	104
Impairment of unproved properties	4,238	—	4,238	—
Exploration expenses	218	967	2,285	2,955
General and administrative expenses	6,678	5,214	19,913	27,468
Total operating expenses	73,197	37,487	196,691	126,072
Loss (gain) on sale of assets	4	(2)	4	(2)
OPERATING INCOME	7,443	33,160	13,789	76,396
OTHER INCOME (EXPENSE)
Other income, net	$66	$23	$227	$31
Gain on derivative instruments	18,098	22,059	17,467	1,948
Interest expense	(11,680)	(2,241)	(30,363)	(4,513)
Total other income (expense)	6,484	19,841	(12,669)	(2,534)
INCOME BEFORE TAXES	13,927	53,001	1,120	73,862
INCOME TAX (EXPENSE) BENEFIT	(4,953)	(20,704)	1,378	(160,866)
NET INCOME	$8,974	$32,297	$2,498	$(87,004)

Income per common share:
Basic	$0.10	0.43	$0.03	(1.24)
Diluted	$0.10	0.43	$0.03	(1.24)
Weighted average shares outstanding:
Basic	87,245	74,896	82,841	70,100
Diluted	87,245	74,896	82,841	70,100

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity

BALANCE AT DECEMBER 31, 2014	77,904	$779	$1,322,494	$2,498	$1,325,771

Common stock issued in public offerings net of offering costs	13,800	138	325,220	—	325,358

Repurchase and retirement of common stock	(67)	(1)	(1,821)	—	(1,822)

Equity-based compensation	433	5	6,969	—	6,974

Net income	—	—	—	2,498	2,498

BALANCE AT SEPTEMBER 30, 2015	92,070	921	1,652,862	4,996	1,658,779

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,498	$(87,004)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	114,152	57,086
Accretion of asset retirement obligations	252	104
Impairment of unproved properties	4,238	—
Equity based compensation	6,974	15,599
Amortization of loan fees	1,604	728
Deferred income taxes	(3,431)	155,815
Equity in loss of investment	74	—
Loss (gain) on sale of assets	4	(2)
Gain on derivative instruments	(17,467)	(1,948)
Net cash receipts (payments) on settled derivatives	67,844	(3,469)
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable from related parties	(21,542)	(5,584)
Other assets	(17,015)	8,145
Accounts payable	(24,304)	17,304
Accrued expenses	(1,034)	(126)
Interest payable	14,218	633
Net cash provided by operating activities	$127,065	$157,281
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	212	2
Additional investment in unconsolidated subsidiary	(2,703)	—
Additions to other property and equipment	(13,664)	(3,823)
Additions to oil and natural gas properties	(634,169)	(652,145)
Net cash used in investing activities	$(650,324)	$(655,966)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	325,358	280,828
Distributions	—	(1,663)
Payment of deferred loan costs	2,185	(14,087)
Borrowings under long-term debt	65,000	440,512
Payments on long-term debt	(65,000)	(568,667)
Issuance of senior unsecured notes	198,500	500,000
Repurchase and retirement of common stock	(1,822)	—
Net cash provided by financing activities	$524,221	$636,923
NET CHANGE IN CASH	$962	$138,238
CASH AT BEGINNING OF PERIOD	$56,292	$13,234
CASH AT END OF PERIOD	$57,254	$151,472
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$19,189	$3,147
Cash paid for taxes	$2,700	$1,800
NON-CASH ACTIVITIES
Asset retirement obligation acquired	$652	1,672
Change in accrued capital expenditures	$(6,376)	$19,359
Common stock issued for oil and gas properties	$—	677,402
Deferred tax liabilities recorded for oil and gas property acquisitions	$—	195,777
Elimination of NPI payable	$—	36,931

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Description of the Business

RSP Permian, Inc. ("RSP Inc." or the "Company") was formed on September 30, 2013, pursuant to the laws of the state of Delaware to be a holding company for RSP Permian, L.L.C., a Delaware limited liability company (“RSP LLC”). RSP LLC was formed on October 18, 2010, by its management team and affiliates of Natural Gas Partners, a family of energy-focused private equity investment funds (“NGP”). The Company is engaged in the acquisition, exploration, development and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin of West Texas. The Company priced its initial public offering ("IPO") and began trading on the New York Stock Exchange under the ticker RSPP in January 2014. Additional background on the Company, its IPO and subsequent public stock offerings, along with details of the ownership of the Company, are available in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and other documents filed with the Securities and Exchange Commission ("SEC") at http://www.sec.gov.

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

Recent Developments

On August 7, 2015, RSP Inc. completed an underwritten public offering of 8.05 million shares, including the exercise of the underwriter's option to purchase additional shares, raising $178.6 million in net proceeds. On August 10, 2015, RSP Inc. issued an additional $200.0 million of 6.625% senior unsecured notes due 2022, at 99.25% of the principal amount in a private placement. In the third quarter of 2015, in separate transactions with multiple sellers, the Company acquired undeveloped acreage and oil and gas producing properties located in Martin and Glasscock counties for an aggregate purchase price of $274 million, subject to certain purchase price adjustments. Subsequent to the initial closing, certain non-operated working interest owners in these properties elected to sell us their interests for an additional $39 million. Additional details of these acquisitions are included in Note 3.

Subsequent Events

On October 7, 2015, the Company signed a letter of intent to acquire undeveloped acreage and oil and gas producing properties from Wolfberry Partners Resources LLC ("WPR"). These properties are located in the core of the Midland Basin and have an approximate aggregate purchase price of approximately$137 million, subject to certain purchase price adjustments, with an expected closing date in the fourth quarter of 2015. On October 13, 2015, RSP Inc. completed an underwritten public offering of 8.74 million shares, including the exercise of the underwriter's option to purchase additional shares, raising $218.1 million in net proceeds. The majority of WPR is owned both directly, and indirectly, by Ted Collins, Jr. and Michael W. Wallace, who are also members of our board of directors and two of our three largest shareholders. A portion of the proceeds from the October 13, 2015 public offering is expected to used to fund the potential WPR acquisition. There can be no assurances that an agreement for the potential WPR acquisition will be reached on the terms described herein or that the potential acquisition will close in the fourth quarter of 2015 or at all. Additional details of this acquisition are included in Note 3.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Although management believes these estimates are reasonable, actual results could differ from these estimates. Changes in estimates are recorded prospectively. Significant assumptions are required in the valuation of proved oil and natural gas reserves that may affect the amount at which oil and natural gas properties are recorded. Estimation of asset retirement obligations (“AROs”) and valuations of derivative instruments also require significant assumptions. It is possible that these estimates could be revised at future dates and these revisions could be material. Depletion of oil and natural gas properties are determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price estimates.

Accounts Receivable

	As of September 30, 2015	As of December 31, 2014
	(In thousands)
Sale of oil, natural gas and natural gas liquids	$29,403	$24,059
Joint interest owners	26,598	10,400
Derivatives - settled, but uncollected	7,129	5,977
Total accounts receivable	$63,130	$40,436

Accounts receivable, which are primarily from the sale of oil, natural gas and natural gas liquids (“NGLs”), are accrued based on estimates of the volumetric sales and prices the Company believes it will receive. In addition, settled but uncollected derivative contracts, and receivables related to joint interest billings are included in accounts receivable. The Company routinely reviews outstanding balances, assesses the financial strength of its customers and records a reserve for amounts not expected to be fully recovered. The need for an allowance is determined based upon reviews of individual accounts, historical losses, existing economic conditions and other pertinent factors and management's expectations are that all material receivables at period-end will be collected. Bad debt expense was zero for the three and nine months ended September 30, 2015 and 2014, respectively.

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

The Company may capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use . The Company has not capitalized any interest as projects generally lasted less than six months. Costs incurred to maintain wells and related equipment, lease and well operating costs and other exploration costs are expensed as incurred. Gains and losses arising from the sale of properties are generally included in operating income. Unproved properties are assessed for possible impairment quarterly when industry conditions dictate an impairment may be possible.

Capitalized acquisition costs attributable to proved oil and natural gas properties and leasehold costs are depleted on a field level, based on proved reserves, using the unit-of-production method. Capitalized exploration well costs and development costs, including AROs, are depleted on a field level, based on proved developed reserves. For the three months ended September 30, 2015 and 2014, depletion expense for oil and natural gas producing property was $42.7 million and $18.8 million, respectively. For the nine months ended September 30, 2015 and 2014, depletion expense for oil and natural gas producing property was $113.3 million and $56.7 million. Depletion expense is included in depreciation, depletion and amortization in the accompanying consolidated statements of operations.

The Company’s oil and natural gas properties as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Proved oil and natural gas properties	$2,071,428	$1,585,125
Unproved oil and natural gas properties	804,530	655,678
Total oil and natural gas properties	2,875,958	2,240,803
Less: Accumulated depletion	(288,201)	(171,046)
Total oil and natural gas properties, net	$2,587,757	$2,069,757

In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the anticipated reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. As of September 30, 2015 and December 31, 2014, there were no costs capitalized in connection with exploratory wells in progress.

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

For a property determined to be impaired, an impairment loss equal to the difference between the property’s carrying value and its estimated fair value is recognized. Fair value, on a field basis, is estimated to be the present value of the aforementioned expected future net cash flows. Unproved properties are assessed at least annually to determine whether they have been impaired and more frequently when industry conditions dictate an impairment may be possible. An impairment allowance is provided on an unproved property when the Company determines that the property will not be developed. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value.  No impairment of proved property was recorded for the three or nine months ended September 30, 2015 or 2014. Impairment expense for unproved property was $4.2 million for the three and nine months ended September 30, 2015, while no expense was recorded in the applicable 2014 periods.

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

The ARO consisted of the following for the period indicated:

Nine Months Ended September 30, 2015
(In thousands)
Asset retirement obligation at beginning of period	$4,873
Liabilities incurred or assumed	1,349
Accretion expense	252
Asset retirement obligation at end of period	$6,474

Income Taxes

RSP LLC was organized as a limited liability company and treated as a flow-through entity for federal income tax purposes.  As such, taxable income and any related tax credits were passed through to its members and are included in their tax returns even though such net taxable income or tax credits may not have actually been distributed. Accordingly, provision for federal and state corporate income taxes has been made only for the operations of RSP Inc. beginning on January 23, 2014 in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon the corporate reorganization in connection with the IPO, the Company established a $132 million deferred income tax liability, which was recognized as tax expense from continuing operations in the first quarter of 2014.  This $132 million deferred income tax liability, related to our change in tax status, was subsequently adjusted to $95 million during the fourth quarter of 2014.  The primary upward adjustments in the effective tax rate for 2014 shown above the U.S. statutory rate are the adjustment for the corporate reorganization noted above along with non-deductible incentive unit compensation. Our effective tax rate for the nine months ended September 30, 2015 includes an adjustment to reduce the Texas margins tax from 1.0% to 0.75% in the second quarter of 2015, which resulted in a tax benefit of $1.6 million.

The following is an analysis of the Company’s consolidated income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Current	$(518)	$(3,375)	$1,859	$(5,051)
Deferred	(4,435)	(17,329)	(481)	(155,815)

Income Tax (Expense) Benefit	$(4,953)	$(20,704)	$1,378	$(160,866)

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At September 30, 2015, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

The Company’s U.S. federal income tax returns for 2011 and beyond, and its Texas franchise tax returns for 2010 and beyond, remain subject to examination by the taxing authorities. No other jurisdiction’s returns are significant to the Company’s financial position.

New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments," which requires the acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Public entities are required to apply ASU 2015-16 for annual and interim reporting periods beginning after December 15, 2015. The Company is evaluating the impact that this new guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs." which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt obligation, similar to debt discounts. An entity is required to apply ASU 2015-03 for annual and interim reporting periods beginning after December 15, 2015. The Company is evaluating the impact that this new guidance will have on its consolidated financial statements.

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

NOTE 3—ACQUISITIONS OF OIL AND NATURAL GAS PROPERTY INTERESTS

Glass Ranch Acquisition

In the third quarter of 2015, in separate transactions with multiple sellers, the Company acquired undeveloped acreage and oil and gas producing properties located in Martin and Glasscock counties for an aggregate purchase price of approximately $274 million, subject to certain purchase price adjustments.  Subsequent to the initial closing, certain non-operated working interest owners in these properties elected to sell us their interests for an additional $39 million. Approximately $60.8 million was recorded as proved oil and natural gas properties. The aggregate acquisitions include 6,548 net acres in our core focus area with an average royalty burden of approximately 23%, with production of approximately 1,680 Boe/d and 191 net horizontal drilling locations as of the effective date.  A portion of the acquisitions were initially funded through cash on hand and $50 million drawn on the Company’s revolving credit facility, with the remaining amounts funded with proceeds from both an underwritten public offering of RSP Inc. common stock in August 2015 and the issuance of senior unsecured notes in August 2015.

WPR Acquisition

On October 7, 2015, the Company signed a letter of intent to acquire undeveloped acreage and oil and gas producing properties for an aggregate purchase price of approximately $137 million, subject to certain purchase price adjustments, from WPR, an entity partly owned by affiliates of the Company.  The potential acquisition includes 4,100 largely contiguous net acres, in the core of the Midland Basin with production of approximately 1,900 Boe/d and 86 net horizontal drilling locations as of the effective date.  The expected closing date is in the fourth quarter of 2015 and is anticipated to be funded with proceeds from an underwritten public offering of RSP Inc. common stock that was completed in October 2015. The majority of WPR is owned both directly, and indirectly, by Ted Collins, Jr. and Michael W. Wallace, who are also members of our board of directors and two of our three largest shareholders.

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

The following table summarizes all open positions as of September 30, 2015:

Contracts Expiring in 2015

Crude Oil Swaps:
Notional volume (Bbl)	30,000
Weighted average price ($/Bbl)(1)	$92.60
Crude Oil Collars:
Notional volume (Bbl)	498,000
Weighted average ceiling price ($/Bbl)(1)	$94.28
Weighted average floor price ($/Bbl)(1)	$85.57

Contracts Expiring in 2016

Crude Oil Collars:
Notional volume (Bbl)	555,000
Weighted average ceiling price ($/Bbl)(1)	$74.08
Weighted average floor price ($/Bbl)(1)	$55.00
Weighted average short put price ($/Bbl)(1)	$45.00

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

	Assets		Liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(In thousands)
Derivative Instruments:
Current amounts
Commodity contracts	$25,602	$76,990	$(1,946)	$(1,320)
Noncurrent amounts
Commodity contracts	1,147	—	(662)	—

Total derivative instruments	$26,749	$76,990	$(2,608)	$(1,320)

Gains and losses on derivatives are reported in the consolidated statements of operations.

The following represents the Company’s reported losses on derivative instruments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Gain on derivative instruments:
Commodity derivative instruments	$18,098	$22,059	$17,467	$1,948
Total	$18,098	$22,059	$17,467	$1,948

Offsetting of Derivative Assets and Liabilities

The following table presents the Company’s gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments(a)	Net Amount
	(In thousands)
September 30, 2015
Derivative instrument assets with right of offset or master netting agreements	$26,749	$(2,608)	$24,141
Derivative instrument liabilities with right of offset or master netting agreements	$(2,608)	$2,608	$—

December 31, 2014
Derivative instrument assets with right of offset or master netting agreements	$76,990	$(1,320)	$75,670
Derivative instrument liabilities with right of offset or master netting agreements	$(1,320)	$1,320	$—
_______________________________________
(a)         With all of the Company’s financial trading counterparties, the Company has agreements in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

Credit-Risk Related Contingent Features in Derivatives

None of the Company’s derivative instruments contain credit-risk related contingent features. No amounts of collateral were posted by the Company related to net positions as of September 30, 2015 and December 31, 2014.

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

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of September 30, 2015:
Commodity derivative instruments	$—	$24,141	$—	$24,141
Total	$—	$24,141	$—	$24,141

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of December 31, 2014:
Commodity derivative instruments	$—	$75,670	$—	$75,670
Total	$—	$75,670	$—	$75,670

Significant Level 2 assumptions used to measure the fair value of the commodity derivative instruments include current market and contractual commodity prices, implied volatility factors, appropriate risk adjusted discount rates, as well as other relevant data.

Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. There were no transfers between Level 1, Level 2 or Level 3 during the three or nine months ended September 30, 2015 and the year ended December 31, 2014.

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

NOTE 6—LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
	(In millions)

6.625% Senior notes	$698.6	$500.0

Total long-term debt	$698.6	$500.0

Credit Agreement

On August 24, 2015, the Company amended the revolving credit facility to increase the borrowing base to $600 million along with other updates.

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

The Company was in compliance with such covenants and ratios as of September 30, 2015.

Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Company has a choice of borrowing in Eurodollars or at the alternate base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the quotient of: (i) the LIBOR Rate divided by (ii) a percentage equal to 100% minus the maximum rate on such date at which the Administrative Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of its borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s referenced rate; (ii) the federal funds effective rate plus 100 basis points; and (iii) the adjusted LIBOR rate plus 100 basis points, plus an applicable margin ranging from 0 to 100 basis points, depending on the percentage of its borrowing base utilized, plus a facility fee of 0.50% charged on the borrowing base amount. At September 30, 2015, the prime borrowing rate of interest under the Company’s revolving credit facility was 3.25%. RSP LLC may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs. As of September 30, 2015, the revolving credit facility has a margin of 1.00% to 2.00% plus LIBOR, plus a facility fee of 0.50% charged on the borrowing base amount.

The amount available to be borrowed under the revolving credit facility is subject to a borrowing base that is re-determined semiannually each May and November and depends on the volumes of proved oil and natural gas reserves and estimated cash flows from these reserves and commodity hedge positions. The borrowing base under the Company’s amended and restated credit agreement is $600 million as of September 30, 2015, with lender commitments of $1 billion. The maturity date of the Company's revolving credit facility is August 29, 2019.

Senior Notes Due 2022

On September 26, 2014, the Company issued $500.0 million of 6.625% senior unsecured notes at par through a private placement. On August 10, 2015, the Company issued an additional $200.0 million of these notes at 99.25% of the principal amount through a private placement. The notes will mature on October 1, 2022. The notes are senior unsecured obligations that rank equally with all of our future senior indebtedness, are effectively subordinated to all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including borrowings under RSP LLC's revolving credit facility, and will rank senior to any future subordinated indebtedness of the Company. Interest on these notes is payable semi-annually on April 1 and October 1 and commenced on April 1, 2015. On or after October 1, 2017, the Company may redeem some or all of the notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest, of 104.969% of principal, declining in twelve-month intervals to 100% in 2020 and thereafter. In addition, prior to October 1, 2017, the Company may redeem up to 35% of the principal amount of the notes with the net proceeds of qualified offerings of our equity at a redemption price of 106.625% of the principal amount of the notes, plus accrued and unpaid interest.

The Company incurred approximately $11.3 million of debt issuance costs related to the 2014 note issuance and $2.2 million related to the 2015 note issuance, which is included in “Other long-term assets” on the Company's consolidated balance sheets and will be amortized to interest expense, net, over the life of the notes using the effective interest method. In the event of certain changes in control of the Company, each holder of notes will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. RSP LLC, our 100% owned and only subsidiary, has fully and unconditionally guaranteed the notes. RSP Inc. does not have independent assets or operations. The terms of the notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets. In June 2015, the Company exchanged these notes for registered notes with the same terms. The Company was in compliance with the provisions of the indenture governing the senior unsecured notes as of September 30, 2015.

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

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both September 30, 2015 and December 31, 2014, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

Contractual Obligations

The Company had no material changes in its contractual commitments and obligations from amounts listed under "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements and Sources of Liquidity - Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 8—EQUITY-BASED COMPENSATION

Equity-based compensation expense, which was recorded in General and administrative expenses, was $2.4 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively. This same expense was $7.0 million and $15.6 million for the nine months ended September 30, 2015 and 2014, respectively. Equity-based compensation expense in the 2014 period includes expense related to incentive units. Expenses related to incentive units are described in more detail below. Incentive unit expense, which was also recorded in General and administrative expenses, was $0.2 million and $11.7 million for the three months and nine months ended September 30, 2014, respectively.

Restricted Stock Awards

In connection with the IPO, the Company adopted the RSP Permian, Inc. 2014 Long Term Incentive Plan (the “LTIP”) for the employees, consultants and directors of the Company and its affiliates who perform services for the Company.

Equity-based compensation expense for awards under the LTIP was $1.6 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively. This same expense was $4.8 million and $3.5 million for the nine months ended September 30, 2015 and 2014, respectively. The Company views restricted stock awards with graded vesting as single awards with an expected life equal to the average expected life and amortize the awards on a straight-line basis over the life of the awards.

The compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of September 30, 2015, the Company had unrecognized compensation expense of $9.5 million related to restricted stock awards which is expected to be recognized over a weighted average period of 1.8 years.

The following table represents restricted stock award activity for the nine months ended September 30:

	Nine Months Ended September 30,
	2015		2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Restricted shares outstanding, beginning of period	477,767	$23.71	—	$—
Restricted shares granted	278,723	27.18	482,252	23.68
Restricted shares canceled	(4,289)	26.07	(4,950)	24.96
Restricted shares vested	(248,348)	22.96	—	—
Restricted shares outstanding, end of period	503,853	$25.98	477,302	$23.67

Performance-Based Restricted Stock Awards

In September 2014, performance-based restricted stock awards were granted containing predetermined market conditions with a cliff vesting period of 2.75 years. We granted 134,400 of these shares at a 100% of target payout while the conditions of the grants allow for a payout ranging between no payout and 200% of target. In March 2015, an additional grant of performance-based restricted stock awards were granted containing predetermined market conditions with a cliff vesting period of 2.83 years. We granted 159,932 of these shares at a 100% of target payout while the conditions of the grants allow for a payout ranging between no payout and 200% of target.

Equity-based compensation for these awards was $0.8 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively. This same expense was $2.2 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively. The compensation expense for the market conditions is based on a per share value using a Monte-Carlo simulation. The unrecognized compensation expense related to these shares is approximately $6.3 million as of September 30, 2015 and is expected to be recognized over the next 1.87 years. The payout level is calculated based on actual total shareholder return performance achieved during the performance period compared to a defined peer group of comparable public companies.

The following table represents performance-based restricted stock award activity for the nine months ended September 30:

	Nine Months Ended September 30,
	2015		2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Restricted shares outstanding, beginning of period	134,400	$28.14	—	$—
Restricted shares granted	159,932	31.74	134,400	28.14
Restricted shares outstanding, end of period	294,332	$31.41	134,400	$28.14

Incentive Units

Pursuant to the LLC Agreement of RSP LLC, certain incentive units were available to be issued to the Company’s management and employees. After successful completion of the IPO, the performance conditions associated with certain incentive units were deemed probable of reaching payout. For the three and nine months ended September 30, 2014, the Company recognized non-cash compensation expense of $0.2 million and $11.7 million, respectively, related to these incentive units. In December 2014, the incentive unit plan was concluded and all awards remaining under the incentive unit plans were allocated according to performance criteria established at the adoption of the plan. These incentive units determined the stock allocation of shares held by RSP Permian Holdco, between management and NGP and had no dilutive impact, or cash impact, to shareholders of RSP Permian, Inc. In periods subsequent to 2014, there will be no additional expense recognized related to these incentive units.

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

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Numerator:
Net income available to stockholders	$8,974	$32,297
Basic net income allocable to participating securities (1)	54	194
Income available to stockholders	$8,920	$32,103

Denominator:
Weighted average number of common shares outstanding - basic	87,245	74,896
Effect of dilutive securities:
Restricted stock	—	—
Weighted average number of common shares outstanding - diluted	87,245	74,896

Net income per share:
Basic	$0.10	$0.43
Diluted	$0.10	$0.43
_______________________________________

(1)    Restricted share awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Numerator:
Net income (loss) available to stockholders	$2,498	$(87,004)
Basic net income (loss) allocable to participating securities (1)	15	—
Income (loss) available to stockholders	$2,483	$(87,004)

Denominator:
Weighted average number of common shares outstanding - basic	82,841	70,100
Effect of dilutive securities:
Restricted stock	—	—
Weighted average number of common shares outstanding - diluted	82,841	70,100

Net income (loss) per share:
Basic	$0.03	$(1.24)
Diluted	$0.03	$(1.24)
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

Our Predecessor and RSP Inc.

RSP Inc. was formed in September 2013 and, prior to the consummation of our IPO, did not have historical financial operating results. The historical results of RSP LLC and Rising Star, our predecessor, have been consolidated for all periods presented prior to the IPO date. In connection with the IPO, pursuant to the terms of a corporate reorganization, RSP LLC became a wholly owned subsidiary of RSP Inc. RSP LLC was formed in 2010 to engage in acquisition, exploration, development, and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin of West Texas. See “-The IPO and Related Transactions-Corporate Reorganization” for more information. Also in connection with the IPO, Rising Star contributed to RSP Inc. certain assets that represent substantially all of Rising Star’s production and revenues for each of the years ended December 31, 2013 and 2012 in exchange for shares of RSP Inc.’s common stock and cash. See “-The IPO and Related Transactions-The Rising Star Acquisition” for more information.

Overview and Outlook

Our financial and operating performance and significant events in 2015 included the following highlights:

•	Increased our average daily production rate 96% for the nine months ended September 30, 2015 as compared to the same period in 2014.

•
In the third quarter of 2015, in separate transactions with multiple sellers, the Company acquired undeveloped acreage and oil and gas producing properties located in Martin and Glasscock counties for an aggregate purchase price of approximately $274 million, subject to certain purchase price adjustments. Subsequent to the initial closing, certain non-operated working interest owners in these properties elected to sell us their interests for an additional $39 million. The acquisitions include 6,548 net acres in our core focus area, with an average royalty burden of approximately 23%, with production of approximately 1,680 Boe/d and 191 net horizontal drilling locations as of the effective date.

•
In August 2015, RSP Inc. completed a follow-on underwritten public offering of 8.05 million shares of our common stock, including the exercise of the underwriter's option to purchase additional shares, resulting in approximately $178.6 million of net proceeds.

•	Also in August 2015, we issued an additional $200.0 million of 6.625% senior unsecured notes due 2022 at 99.25% of the principal amount in a private placement.

•
In conjunction with the closing of our acquisitions in July and August 2015, on August 24, the Company amended the revolving credit facility to increase the borrowing base to $600 million along with other updates and the next borrowing base redetermination is scheduled for May 2016.

•
In October 2015, the Company signed a letter of intent to acquire undeveloped acreage and oil and gas producing properties for an aggregate purchase price of approximately $137 million, subject to certain purchase price adjustments, with an expected closing date in the fourth quarter of 2015.  The potential acquisition includes 4,100 largely contiguous net acres, in the core of the Midland Basin with production of approximately 1,900 Boe/d and 86 net horizontal drilling locations as of the effective date.

•
In October 2015, RSP Inc. completed a follow-on underwritten public offering of 8.74 million shares of our common stock, including the exercise of the underwriter's option to purchase additional shares, resulting in approximately $218.1 million of net proceeds.

Our average daily production rate during the third quarter of 2015 was 24,000 Boe/d, a 114% increase from our third quarter 2014 average daily production of 11,217 Boe/d, and a 21% increase from our second quarter 2015 average daily production of 19,879 Boe/d. Oil production was 75% of total production on a volumetric basis and 93% of our total revenues in the third quarter of 2015.

During the third quarter of 2015, we drilled 26 horizontal wells (16 operated) and completed 27 horizontal wells (11 operated). In our vertical drilling program, we drilled 1 operated vertical well, and completed 5 operated vertical wells. We anticipate dropping one of our horizontal drilling rigs during the fourth quarter and end the year with three operated horizontal rigs.

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

Our open positions as of September 30, 2015 were as follows:

Description & Production Period	Volume (Bbls)	Weighted Average Floor price ($/Bbl)(1)	Weighted Average Ceiling price ($/Bbl)(1)	Weighted Average Short Put price ($/Bbl)(1)	Weighted Average Swap price ($/Bbl)(1)
Crude Oil Swaps:
October 2015 — December 2015	30,000				$92.60

Crude Oil Collars:
October 2015 — December 2015	408,000	$85.70	$94.71
October 2015 — December 2015	90,000	$85.00	$92.33
January 2016 — March 2016	75,000	$55.00	$72.00	$45.00
January 2016 — December 2016	480,000	$55.00	$74.41	$45.00
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

2015 Capital Budget

Our board of directors previously approved a capital budget for drilling, completion, and infrastructure for 2015 of approximately $400 to $450 million. We have the capacity to fund our 2015 capital expenditures with expected cash generated by operations, borrowings under our revolving credit facility, and cash on our balance sheet from recent capital markets transactions. Historically, the Company has used the debt and equity capital markets to sell securities to fund a portion of its operations. The Company continually reviews various capital markets transactions as a source of funding for its capital program. We intend to allocate our 2015 capital budget (which excludes acquisitions) approximately as follows:

•	$380 to $420 million for drilling and completion activities, approximately 15% of which is non-operated drilling and completion activities; and

•	$20 to $30 million for infrastructure and other.

Pro Forma Quarterly Financial Data

The below pro forma information for the nine months ended September 30, 2014 was derived from our actual results and has been adjusted to reflect the Collins and Wallace Contributions and the ACTOIL NPI Repurchase, both of which were completed in connection with the IPO on January 23, 2014, as if such transactions had occurred on January 1, 2014.  The below pro forma information for the six months ended September 30, 2014 also reflects adjustments for non-recurring expenses associated with the IPO.

The pro forma financial information included below does not give effect to certain acquisitions that were immaterial to our actual and pro forma results for the periods reflected below.

	RSP Permian, Inc.		RSP Permian, Inc. Pro Forma
	Nine Months Ended September 30,
	2015	2014	2014
Production data:
Oil (MBbls)	4,122	1,969	2,019
Natural gas (MMcf)	3,437	2,035	2,083
NGLs (MBbls)	756	470	481
Total (MBoe)	5,451	2,778	2,847
Average net daily production (Boe/d)	19,967	10,176	10,429
Average prices before effects of hedges(1)(2):
Oil (per Bbl)	$47.54	$92.29	$92.22
Natural gas (per Mcf)	2.19	3.74	3.75
NGLs (per Bbl)	9.22	27.92	27.98
Total (per Boe)	$38.61	$72.88	$72.87
Average realized prices after effects of hedges(1)(2):
Oil (per Bbl)	$64.28	$90.52	$90.51
Natural gas (per Mcf)	2.19	3.77	3.78
NGLs (per Bbl)	9.22	27.92	27.98
Total (per Boe)	$51.27	$71.65	$71.68
Average costs (per Boe):
Lease operating expenses (excluding gathering and transportation)	$7.16	$7.75	$7.79
Gathering and transportation	0.47	0.70	0.70
Production and ad valorem taxes	2.62	5.39	5.35
Depreciation, depletion and amortization	20.94	20.55	21.33

Components of general and administrative expense:
General and administrative - cash component	$2.37	$4.27	$3.03
General and administrative - (non IPO stock comp)	1.07	0.67	0.66
General and administrative - (IPO stock comp)	0.21	4.94	—
Total general and administrative	$3.65	$9.88	$3.69
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

	RSP Permian, Inc.		RSP Permian, Inc. Pro Forma
	Nine Months Ended September 30,
	2015	2014	2014
	(In thousands)
Revenues:
Oil sales	$195,968	$181,725	$186,184
Natural gas sales	7,544	7,620	7,811
NGL sales	6,972	13,121	13,456
Total revenues	210,484	202,466	207,451

Operating expenses:
Lease operating expenses	41,578	23,482	24,176
Production and ad valorem taxes	14,273	14,977	15,228
Depreciation, depletion and amortization	114,152	57,086	60,719
Asset retirement obligation accretion	252	104	113
Impairment	4,238	—	—
Exploration	2,285	2,955	2,955
General and administrative expenses	19,913	27,468	10,501
Total operating expenses	196,691	126,072	113,692
Loss (gain) on sale of assets	4	(2)	(2)
Operating income	13,789	76,396	93,761

Other income (expense):
Other income, net	227	31	31
Loss on derivative instruments	17,467	1,948	1,948
Interest expense	(30,363)	(4,513)	(4,513)
Total other income (expense)	(12,669)	(2,534)	(2,534)
Income before taxes	1,120	73,862	91,227
Income tax (expense) benefit	1,378	(160,866)	(32,842)
Net income (loss)	$2,498	$(87,004)	$58,385

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Oil, NGLs and Natural Gas Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended September 30,
	2015	2014	Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$74,746	$64,119	$10,627	17%
Natural gas sales	3,283	2,297	986	43%
NGL sales	2,615	4,229	(1,614)	(38)%
Total revenues	$80,644	$70,645	$9,999	14%
Average sales prices:
Oil (per Bbl) (excluding impact of cash settled derivatives)	$44.84	$86.88	$(42.04)	(48)%
Oil (per Bbl) (after impact of cash settled derivatives)	57.36	85.90	(28.54)	(33)%
Natural gas (per Mcf)	2.27	3.06	(0.79)	(26)%
Natural gas (per Mcf) (after impact of cash settled derivatives)	2.27	3.14	(0.87)	(28)%
NGLs (per Bbl)	8.72	25.02	(16.30)	(65)%
Total (per Boe) (excluding impact of cash settled derivatives)	$36.52	$68.45	$(31.93)	(47)%
Total (per Boe) (after impact of cash settled derivatives)	$45.98	$67.81	$(21.83)	(32)%
Production:
Oil (MBbls)	1,667	738	929	126%
Natural gas (MMcf)	1,448	750	698	93%
NGLs (MBbls)	300	169	131	78%
Total (MBoe)	2,208	1,032	1,176	114%
Average daily production volume:
Total (Boe/d)	24,000	11,217	12,783	114%

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

	Three Months Ended September 30,
	2015	2014
Average realized oil price ($/Bbl)	$44.84	$86.88
Average NYMEX ($/Bbl)	46.43	97.25
Differential to NYMEX	(1.59)	(10.37)
Average realized oil price to NYMEX percentage	97%	89%

Average realized natural gas price ($/Mcf)	$2.27	$3.06
Average NYMEX ($/Mcf)	2.77	3.95
Differential to NYMEX	(0.50)	(0.89)
Average realized natural gas price to NYMEX percentage	82%	77%

Average realized NGL price ($/Bbl)	$8.72	$25.02
Average NYMEX oil price ($/Bbl)	46.43	97.25
Average realized NGL price to NYMEX oil price percentage	19%	26%

Our average realized oil price as a percentage of the average NYMEX price was 97% and 89% for the three months ended September 30, 2015 and 2014. All of our oil contracts are impacted by the Midland-Cushing differential, which was a positive $0.72 per Bbl for the third quarter of 2015 and a negative $9.90 per Bbl in the comparable 2014 period.

Oil revenues increased 17% to $74.7 million for the three months ended September 30, 2015 from $64.1 million for the 2014 period as a result of an increase in oil production volumes of 929 MBbls, or 126%, partially offset by a $42.04 per Bbl decrease, or 48%, in our average realized price for oil.

Natural gas revenues increased 43% and were $3.3 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively. Natural gas prices decreased by $0.79 per Mcf, or 26%, partially offset by an increase in production volumes of 698 MMcf, or 93%.

NGL revenues decreased 38% to $2.6 million for the three months ended September 30, 2015 from $4.2 million for the 2014 period as a result of an $16.30 per Bbl decrease, or 65%, in our average realized NGL price partially offset by an increase in NGL production volumes of 131 MBbls, or 78%. NGL prices were down a greater percentage than the NYMEX benchmark prices for oil and natural gas due to a more pronounced decrease in NGL prices over the past year as a result of an abundance of supply of NGLs.

Our higher production volumes for all products were primarily a result of increased production from our drilling program, along with the full period impact of our acquisitions closed in 2014.

Operating Expenses. The following table summarizes our expenses for the years indicated:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$14,274	$7,140	$7,134	100%
Production and ad valorem taxes	4,674	5,137	(463)	(9)%
Depreciation, depletion and amortization	43,031	18,991	24,040	127%
Asset retirement obligation accretion	84	38	46	121%
Impairment	4,238	—	4,238	100%
Exploration expense	218	967	(749)	(77)%
General and administrative expenses	6,678	5,214	1,464	28%
Total operating expenses before loss (gain) on sale of assets	$73,197	$37,487	$35,710	95%
Expenses per Boe:
Lease operating expenses (excluding gathering and transportation)	$6.08	$6.31	(0.23)	(4)%
Gathering and transportation	0.38	0.61	(0.23)	(38)%
Production and ad valorem taxes	2.12	4.98	(2.86)	(57)%
Depreciation, depletion and amortization	19.49	18.40	1.09	6%
Asset retirement obligation accretion	0.04	0.04	—	—%
Impairment	1.92	—	1.92	100%
Exploration expense	0.10	0.94	(0.84)	(89)%
General and administrative - cash component	1.92	3.19	(1.27)	(40)%
General and administrative - (non IPO stock comp)(1)	0.95	0.88	0.07	8%
General and administrative - (IPO stock comp)(2)	0.15	0.98	(0.83)	(85)%
Total operating expenses per Boe	$33.15	$36.33	$(3.18)	(9)%
(1) Represents non-cash compensation expense related to restricted stock awards and performance share awards granted as part of the Company's ongoing compensation and retention program.
(2) IPO stock comp consists of two components. One component represents restricted stock awarded to certain employees as a result of a successful IPO. These one-time awards vest over time for retention purposes. The other component represents non-cash compensation expense associated with incentive units owned by certain members of management. These incentive units determined the stock allocation between management and Natural Gas Partners and had no dilutive impact or cash impact to the Company. See the discussion of incentive units in Note 8-Equity Based Compensation of Notes to Consolidated Financial Statements included in “Part I, Item 1. Notes to Consolidated Financial Statements.”

Lease Operating Expenses.  Lease operating expenses increased 100% to $14.3 million for the three months ended September 30, 2015 from $7.1 million for the 2014 period. The increase in our lease operating expense was attributable to the increase in production in 2015. On a per Boe basis, lease operating expense, excluding gathering and transportation costs, decreased from $6.31 per Boe in 2014 to $6.08 per Boe in 2015. Gathering and transportation costs, which are included in lease operating expenses, were $0.8 million for the three months ended September 30, 2015 and $0.6 million for the 2014 period. On a per Boe basis, our gathering and transportation costs were $0.38 and $0.61 for the three months ended September 30, 2015 and 2014, respectively.

Production and Ad Valorem Taxes. Production and ad valorem taxes decreased 9% to $4.7 million for the three months ended September 30, 2015 from $5.1 million for 2014 period and decreased 57% on a per Boe basis to $2.12 per Boe for the three months ended September 30, 2015 due to lower revenues per Boe and higher production volumes in the 2015 period.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased 127% to $43.0 million for the three months ended September 30, 2015 from $19.0 million for 2014 period mainly due to increased production.  The DD&A rate increased 6% to $19.49 per Boe for the three months ended September 30, 2015 from $18.40 per Boe for the 2014 period. The increase in depletion per Boe in 2015 was due to an increase in capitalized costs in proved property over the last year, both from our successful drilling program and through acquisitions, somewhat offset by an increase in our reserves volume over the last year from these activities.

Impairment of unproved properties. We incurred $4.2 million of impairment expense on our unproved property for the three months ended September 30, 2015. The impairment related to acreage pending lease expirations that the Company does not intend to develop.

Exploration Expense. Exploration expense decreased from $1.0 million for the three months ended September 30, 2014 to $0.2 million for the 2015 period due to less expenditures on geological and geophysical activity in 2015.

General and Administrative Expenses. General and administrative expenses increased to $6.7 million for the three months ended September 30, 2015, from $5.2 million for the 2014 period primarily due to increases in employee headcount and related expense. Share-based compensation expense, which was recorded in General and administrative expenses, was $2.4 million for the three months ended September 30, 2015 and $1.9 million for the 2014 period.

Other Income and Expenses. The following table summarizes our other income and expenses:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Other income, net	$66	$23	$43	(187)%
Gain (loss) on derivative instruments	18,098	22,059	(3,961)	18%
Interest expense	(11,680)	(2,241)	(9,439)	(421)%
Total other income (expense)	$6,484	$19,841	$(13,357)	67%

Other Income. Other income was minimal for both the three months ended September 30, 2015 and 2014.

Gain (Loss) on Derivative Instruments. During the three months ended September 30, 2015, we recorded an $18.1 million gain as compared to a $22.1 million gain in the 2014 period. The change was a result of realized gains on our derivative positions and the future commodity price outlook as of September 30, 2015 as compared to September 30, 2014, along with additional derivative contracts entered into during 2014 and 2015.

Interest Expense. During the three months ended September 30, 2015, we recorded $11.7 million of interest expense as compared to $2.2 million in the 2014 period. The change was primarily the result of expense incurred on our senior notes issued in September 2014 and August 2015.

Income Tax Expense. During the three months ended September 30, 2015, we recorded $5.0 million of income tax expense compared to $20.7 million of income tax expense in the 2014 period. The decrease is a result of lower taxable income in the 2015 period.

Results of Operations

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Oil, NGLs and Natural Gas Sales Revenues. The following table provides the components of our revenues for the period indicated, as well as each period’s respective average prices and production volumes:

	Nine Months Ended September 30,
	2015	2014	Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$195,968	$181,725	$14,243	8%
Natural gas sales	7,544	7,620	(76)	(1)%
NGL sales	6,972	13,121	(6,149)	(47)%
Total revenues	$210,484	$202,466	$8,018	4%
Average sales prices:
Oil (per Bbl) (excluding impact of cash settled derivatives)	$47.54	$92.29	$(44.75)	(48)%
Oil (per Bbl) (after impact of cash settled derivatives)	64.28	90.52	(26.24)	(29)%
Natural gas (per Mcf)	2.19	3.74	(1.55)	(41)%
Natural gas (per Mcf) (after impact of cash settled derivatives)	2.19	3.77	(1.58)	(42)%
NGLs (per Bbl)	9.22	27.92	(18.70)	(67)%
Total (per Boe) (excluding impact of cash settled derivatives)	$38.61	$72.88	$(34.27)	(47)%
Total (per Boe) (after impact of cash settled derivatives)	$51.27	$71.65	$(20.38)	(28)%
Production:
Oil (MBbls)	4,122	1,969	2,153	109%
Natural gas (MMcf)	3,437	2,035	1,402	69%
NGLs (MBbls)	756	470	286	61%
Total (MBoe)	5,451	2,778	2,673	96%
Average daily production volume:
Total (Boe/d)	19,967	10,176	9,791	96%

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

	Nine Months Ended September 30,
	2015	2014
Average realized oil price ($/Bbl)	$47.54	$92.29
Average NYMEX ($/Bbl)	51.00	99.62
Differential to NYMEX	(3.46)	(7.33)
Average realized oil price to NYMEX percentage	93%	93%

Average realized natural gas price ($/Mcf)	$2.19	$3.74
Average NYMEX ($/Mcf)	2.80	4.10
Differential to NYMEX	(0.61)	(0.36)
Average realized natural gas price to NYMEX percentage	78%	91%

Average realized NGL price ($/Bbl)	$9.22	$27.92
Average NYMEX oil price ($/Bbl)	51.00	99.62
Average realized NGL price to NYMEX oil price percentage	18%	28%

Our average realized oil price as a percentage of the average NYMEX price was 93% for both the nine months ended September 30, 2015 and 2014 period. All of our oil contracts are impacted by the Midland-Cushing differential, which was negative $0.62 per Bbl for the first nine months of 2015 as compared to negative $7.27 per Bbl in the comparable 2014 period. In addition, the lower NYMEX price of oil in the current period makes the relative percentage fluctuate to a greater degree than at higher oil prices.

Oil revenues increased 8% to $196.0 million for the nine months ended September 30, 2015 from $181.7 million for the 2014 period as a result of an increase in oil production volumes of 2,153 MBbls, or 109%, partially offset by a $44.75 per Bbl decrease, or 48%, in our average realized price for oil.

Natural gas revenues decreased 1% and were $7.5 million and $7.6 million for the nine months ended September 30, 2015 and 2014, respectively. Our average realized natural gas price decreased by $1.55 per MMcf, or 41%, partially offset by an increase in production volumes of 1,402 MMcf, or 69%.

NGL revenues decreased 47% to $7.0 million for the nine months ended September 30, 2015 from $13.1 million for the 2014 period as a result of an $18.70 per Bbl decrease, or 67%, in our average realized NGL price partially offset by an increase in NGL production volumes of 286 MBbls, or 61%. NGL prices were down a greater percentage than the NYMEX benchmark prices for oil and natural gas due to a more pronounced decrease in NGL prices over the past year as a result of an abundance of supply of NGLs.

Our higher production volumes for all products was primarily a result of increased production from our drilling program, along with the full period impact of our acquisitions closed during 2014.

Operating Expenses. The following table summarizes our expenses for the years indicated:

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$41,578	$23,482	$18,096	77%
Production and ad valorem taxes	14,273	14,977	(704)	(5)%
Depreciation, depletion and amortization	114,152	57,086	57,066	100%
Asset retirement obligation accretion	252	104	148	142%
Impairment	4,238	—	4,238	100%
Exploration expense	2,285	2,955	(670)	(23)%
General and administrative expenses	19,913	27,468	(7,555)	(28)%
Total operating expenses before loss (gain) on sale of assets	$196,691	$126,072	$70,619	56%
Expenses per Boe:
Lease operating expenses (excluding gathering and transportation)	$7.16	$7.75	(0.59)	(8)%
Gathering and transportation	0.47	0.70	(0.23)	(33)%
Production and ad valorem taxes	2.62	5.39	(2.77)	(51)%
Depreciation, depletion and amortization	20.94	20.55	0.39	2%
Asset retirement obligation accretion	0.05	0.04	0.01	25%
Impairment	0.78	—	0.78	100%
Exploration expense	0.42	1.06	(0.64)	(60)%
General and administrative - cash component	2.37	4.27	(1.90)	(44)%
General and administrative - (non IPO stock comp)(1)	1.07	0.67	0.40	60%
General and administrative - (IPO stock comp)(2)	0.21	4.94	(4.73)	(96)%
Total operating expenses per Boe	$36.09	$45.37	$(9.28)	(20)%
(1) Represents non-cash compensation expense related to restricted stock awards and performance share awards granted as part of the Company's ongoing compensation and retention program.
(2) IPO stock comp consists of two components. One component represents restricted stock awarded to certain employees as a result of a successful IPO. These one-time awards vest over time for retention purposes. The other component represents non-cash compensation expense associated with incentive units owned by certain members of management. These incentive units determined the stock allocation between management and Natural Gas Partners and had no dilutive impact or cash impact to the Company. See the discussion of incentive units in Note 8-Equity Based Compensation of Notes to Consolidated Financial Statements included in “Part I, Item 1. Notes to Consolidated Financial Statements.”

Lease Operating Expenses.  Lease operating expenses increased 77% to $41.6 million for the nine months ended September 30, 2015 from $23.5 million for the 2014 period. The increase in our lease operating expense was attributable to the increase in production in 2015. On a per Boe basis, lease operating expense, excluding gathering and transportation costs, decreased from $7.75 per Boe in 2014 to $7.16 per Boe in 2015. Gathering and transportation costs, which are included in lease operating expenses, were $2.6 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively. On a per Boe basis, our gathering and transportation costs were $0.47 and $0.70 for the nine months ended September 30, 2015 and 2014, respectively.

Production and Ad Valorem Taxes. Production and ad valorem taxes decreased 5% to $14.3 million for the nine months ended September 30, 2015 from $15.0 million for the 2014 period. On a Boe basis, these costs declined 51% to $2.62 per Boe for the nine months ended September 30, 2015 due to lower revenues per Boe offset by higher production volumes in the 2015 period.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased 100% to $114.2 million for the nine months ended September 30, 2015 from $57.1 million for 2014 period mainly due to increased production.  The DD&A rate increased 2% to $20.94 per Boe for the nine months ended September 30, 2015 from $20.55 per Boe for the 2014 period. The increase in depletion per Boe in 2015 was due to additional capitalized costs in proved property incurred from both our successful drilling program and through acquisitions, being more than offset by an increase in our reserves volumes over last year from these these activities.

Impairment of unproved properties. We incurred $4.2 million of impairment expense on our unproved property for the nine months ended September 30, 2015. The impairment related to acreage pending lease expirations that the Company does not intend to develop.

Exploration Expense. Exploration expense was $2.3 million and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively.

General and Administrative Expenses. General and administrative expenses decreased to $19.9 million for the nine months ended September 30, 2015, from $27.5 million for the 2014 period primarily due to decreases in non-cash incentive unit compensation and equity-based compensation. Share-based compensation expense, which was recorded in General and administrative expenses, was $7.0 million for the nine months ended September 30, 2015 and $15.6 million for the 2014 period. Included in share-based compensation for the 2014 period was compensation expense related to incentive units of $11.7 million that were owned by certain members of management. These incentive units provided a mechanism for the allocation of stock between members of management and the Company's private equity sponsor based upon return thresholds achieved. The stock issued to certain members of management and the expense recognized in the consolidated statement of operations as a result of these incentive units had no dilution effect to public shareholders, and was a non-cash expense.

Other Income and Expenses. The following table summarizes our other income and expenses:

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Other income, net	$227	$31	$196	632%
Gain (loss) on derivative instruments	17,467	1,948	15,519	797%
Interest expense	(30,363)	(4,513)	(25,850)	(573)%
Total other income (expense)	$(12,669)	$(2,534)	$(10,135)	(400)%

Other Income. Other income was minimal for both the nine months ended September 30, 2015 and 2014.

Gain (Loss) on Derivative Instruments. During the nine months ended September 30, 2015, we recorded a $17.5 million gain as compared to a $1.9 million gain in the 2014 period. The change was a result of realized gains on our derivative positions and the future commodity price outlook as of September 30, 2015 as compared to September 30, 2014, along with additional derivative contracts entered into during 2014 and 2015.

Interest Expense. During the nine months ended September 30, 2015, we recorded $30.4 million of interest expense as compared to $4.5 million in the 2014 period. The change was primarily the result of expense incurred on our senior notes issued in September 2014 and August 2015.

Income Tax Expense. During the nine months ended September 30, 2015, we recorded $1.4 million of income tax benefit compared to $160.9 million of income tax expense in the 2014 period. The decrease is a result of a $132 million provision for deferred income taxes, in the first quarter of 2014 related to our change in tax status.  Our effective tax rate for the nine months ended September 30, 2015 includes an adjustment to reduce the Texas margins tax from 1.0% to 0.75% in the second quarter of 2015, which resulted in a tax benefit of $1.6 million.

Capital Requirements and Sources of Liquidity

The Company’s primary sources of liquidity have been proceeds from equity and debt offerings, borrowings under the revolving credit facility, proceeds from the issuance of the senior notes, and cash flows from operations. To date, the Company’s primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties. At September 30, 2015, we had no borrowings outstanding under our revolving credit facility and our borrowing base was $600 million.

During the third quarter of 2015, our capital expenditures totaled $95.3 million, which included approximately $86.0 million on drilling and completion activities and $9.3 million of infrastructure and other. In 2014, we spent approximately $442 million on drilling and completion activities, $42 million on infrastructure and other, and approximately $362 million on acquisitions and additions to leasehold.

In the third quarter of 2015, the Company acquired undeveloped acreage and oil and gas producing properties located in Martin and Glasscock counties for an aggregate purchase price of approximately $274 million, subject to certain purchase price adjustments.  Subsequent to the initial closing, certain non-operated working interest owners in these properties elected to sell us their interests for an additional $39 million. The aggregate acquisitions include 6,548 net acres, with an average royalty burden of 23%, in our core focus areas with current production of approximately 1,680 Boe/d and 191 net horizontal drilling locations as of the effective date.  To fund this acquisition, RSP Inc. completed another follow-on underwritten public offering in August 2015 of 8.05 million shares, including the exercise of the underwriter's option to purchase additional shares, resulting in approximately $178.6 million of net proceeds. We also issued $200.0 million of 6.625% of senior unsecured notes due 2022 at 99.25% of the principal amount in a private placement.

On October 7, 2015, the Company signed a letter of intent to acquire undeveloped acreage and oil and gas producing properties, from WPR, an entity partly owned by affiliates of the Company. The potential acquisition includes 4,100 largely contiguous net acres, in the core of the Midland Basin with production of approximately 1,900 Boe/d and 86 net horizontal drilling locations as of the effective date. On October 13, 2015, RSP Inc. completed an underwritten public offering of 8.74 million shares, including the exercise of the underwriter's option to purchase additional shares, raising $218.1 million in net proceeds. The potential acquisition has an expected closing date in the fourth quarter of 2015, and is anticipated to be funded with proceeds from the October 13, 2015 public offering. There can be no assurances that an agreement for the potential WPR acquisition will be reached on the terms described herein or that the potential acquisition will close in the fourth quarter of 2015 or at all.

The Company operates a high percentage of our acreage, therefore the amount and timing of these capital expenditures are largely discretionary. We have the option to defer a portion of planned 2015 capital expenditures depending on a variety of factors, including: the success of our drilling activities; prevailing and anticipated prices for oil, NGLs and natural gas; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; drilling, completion and acquisition costs; and the level of participation by other working interest owners.

Based on current expectations, we believe we have sufficient liquidity through our cash flow from operations and additional borrowings under our revolving credit facility to execute our current capital program excluding any acquisitions we may enter into. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and additional capital expenditures may be required to more fully develop our properties. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through borrowings under our revolving credit facility, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. We cannot be assured that needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling program, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.

Working Capital

Our working capital, which we define as current assets minus current liabilities, totaled $48.6 million and $43.7 million at September 30, 2015 and December 31, 2014, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $57.3 million and $56.3 million at September 30, 2015 and December 31, 2014, respectively. Due to the amounts that accrue related to our drilling program, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our revolving credit facility will be sufficient to fund our working capital needs excluding any acquisitions we may enter into. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil, NGL and natural gas production will be the largest variables affecting our working capital.

Contractual Obligations

We had no material changes in our contractual commitments and obligations from amounts listed under "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements and Sources of Liquidity - Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2014.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$127,065	$157,281
Net cash used in investing activities	(650,324)	(655,966)
Net cash provided by financing activities	524,221	636,923

Net cash provided by operating activities was approximately $127.1 million and $157.3 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in net cash provided by operating activities for the nine months ended September 30, 2015, as compared to the 2014 period, was mainly due to reductions due to working capital accounts partially offset by amounts received from our settled derivative contracts. These amounts totaled $67.8 million in the 2015 period and were payments of $3.5 million in the 2014 period.

Net cash used in investing activities was approximately $650.3 million and $656.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Net cash provided by financing activities was approximately $524.2 million and $636.9 million for the nine months ended September 30, 2015 and 2014, respectively. The 2015 period included $325.4 million of capital contributions received in follow-on stock offerings and the issuance of $198.5 million of senior unsecured notes, while the 2014 period included $280.8 million of capital contributions received in the IPO and a follow-on stock offering along with the issuance of $500.0 million of senior unsecured notes, in both instances a portion of the proceeds was used to pay down existing debt balances.

Our Revolving Credit Facility

Our credit agreement has a borrowing base of $600 million, lenders’ maximum facility commitments of $1.0 billion, and a maturity date of August 29, 2019. The credit agreement permits RSP LLC to make payments to the Company to enable it to pay principal, premium (if any) and interest on our existing notes, provided no default has occurred, and to allow RSP LLC to guarantee the existing notes.

The amount available to be borrowed under our revolving credit facility is subject to a borrowing base that is redetermined semiannually each May and November and depends on the volumes of our proved oil and natural gas reserves, estimated cash flows from these reserves and our commodity hedge positions. On August 24, 2015, the Company amended the revolving credit facility to increase the borrowing base to $600 million along with other updates and the next borrowing base redetermination is scheduled for May 2016. As of September 30, 2015, we had no borrowings and $0.6 million of letters of credit outstanding under our revolving credit facility and $599.4 million of borrowing capacity. In the event of any future offerings of senior unsecured notes issued or guaranteed by RSP LLC, the borrowing base under our revolving credit facility will be automatically reduced by an amount equal to 0.25 multiplied by the aggregate principal amount of notes issued or guaranteed on the date of such issuance.

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

We were in compliance with such covenants and ratios as of September 30, 2015.

Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. We have a choice of borrowing in Eurodollars or at the adjusted base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the quotient of: (i) the LIBOR Rate; divided by (ii) a percentage equal to 100% minus the maximum rate on such date at which the Administrative Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 125 to 200 basis points, depending on the percentage of our borrowing base utilized. Adjusted base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s reference rate; (ii) the federal funds effective rate plus 100 basis points; and (iii) the adjusted LIBOR rate plus 100 basis points, plus an applicable margin ranging from 25 to 100 basis points, depending on the percentage of our borrowing base utilized, plus a facility fee of 0.50% charged on the borrowing base amount. We may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs. As of September 30, 2015, our revolving credit facility has a margin of 1.00% to 2.00% plus LIBOR, plus a facility fee of 0.50% charged on the borrowing base amount.

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

Commodity Price Risk

Our revenues are subject to market risk and are dependent on the pricing we receive for our oil, NGLs and natural gas production. Pricing for oil, NGLs and natural gas has been volatile and unpredictable for several years, and this volatility is expected to continue in the future. Our realized prices are primarily driven by the prevailing prices for oil and the prevailing spot prices for NGLs and natural gas. We use derivative contracts to reduce our exposure to the changes in the prices of these commodities. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against price volatility associated with projected production levels. We do not use these instruments to engage in trading activities, and we do not speculate on commodity prices.

Our open positions as of September 30, 2015 were as follows:

Description & Production Period	Volume (Bbls)	Weighted Average Floor price ($/Bbl)(1)	Weighted Average Ceiling price ($/Bbl)(1)	Weighted Average Short Put price ($/Bbl)(1)	Weighted Average Swap price ($/Bbl)(1)
Crude Oil Swaps:
October 2015 — December 2015	30,000				$92.60
Crude Oil Collars:
October 2015 — December 2015	408,000	$85.70	$94.71
October 2015 — December 2015	90,000	$85.00	$92.33
January 2016 — March 2016	75,000	$55.00	$72.00	$45.00
January 2016 — December 2016	480,000	$55.00	$74.41	$45.00
(1)         The crude oil derivative contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude.

The fair value of our derivative contracts as of September 30, 2015 was a net asset of $24.1 million. For information regarding the terms of these hedges, see Note 4 of Notes to Consolidated Financial Statements included in "Part I, Item 1. Financial Statements."

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

Interest Rate Risk

At September 30, 2015, we had no borrowings outstanding that are subject to interest rate risk. We currently do not engage in any interest rate hedging activity.

Item 4.         Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As described above, there were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company's repurchase of our common stock during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs
July 2015	1,045	$25.95	—	$—
August 2015	170	$24.30	—	$—
September 2015	332	$20.01	—	$—
Total	1,547	$24.49	—	$—

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

RSP PERMIAN, INC.

By:	/s/ Scott McNeill
Scott McNeill
Chief Financial Officer and Director
(Principal Financial Officer)
Date:	November 2, 2015

By:	/s/ Barry S. Turcotte
Barry S. Turcotte
Chief Accounting Officer
(Principal Accounting Officer)
Date:	November 2, 2015

EXHIBIT INDEX

Exhibit No.	Description
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

10.5
Fourth Amendment to Amended and Restated Credit Agreement, dated September 12, 2014, by and among RSP Permian, L.L.C., as borrower, Comerica Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-36264) filed with the Commission on August 25, 2015).

10.6(c)	2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on January 22, 2014).
10.7(c)
Form of Restricted Stock Grant and Award Agreement (Performance Vesting) (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on April 16, 2014).

10.8(c)
Form of Restricted Stock Grant and Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-36264) filed with the Commission on May 15, 2014).

10.9(c)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-192268) filed with the Commission on January 2, 2014).
10.10(c)
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
(c)         Management contract or compensatory plan.