Form 10-K
period 2015-12-31
RSP Permian, Inc.
filed 2016-02-25
CIK 1588216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common shares were last sold on the New York Stock Exchange as of June 30, 2015, was approximately $1,600,670,007. In making the calculation, the registrant has assumed without adjusting for any other purpose, that all of its employees, directors, and entities controlled by or under common control with them, and no other parties, are affiliates.

The registrant had 101,660,240 shares of common stock outstanding at February 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:
(1) Portions of the Definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held during May 2016 are incorporated into Part III of this report.

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

"DUCs." Drilled but uncompleted well. A well that has been drilled but has not undergone the final steps of hydraulic fracturing and procedures necessary to place the well on production.

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

“We,” “our,” “us” or like terms and the “Company” and "RSP" refer to, prior to the IPO Transactions (as defined in “Part I, Item 1. Business-History and Formation”), RSP Permian, L.L.C. and, after the IPO transactions, to RSP Permian, Inc. and its subsidiary, RSP Permian, L.L.C.

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

Information presented in this Report on a pro forma basis gives effect to the completion of the corporate reorganization and acquisitions in connection with our initial public offering completed in January 2014, each as described under “Part II, Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation—The IPO and Related Transactions.”

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Report, including, without limitation, statements containing the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “will,” “may,” “should,” “would,” “could” or other similar expressions, and statements regarding the Company's business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important known factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the volatility of commodity prices, product supply and demand, competition, access to and cost of capital, uncertainties about estimates of reserves and resource potential and the ability to add proved reserves in the future, the assumptions underlying production forecasts, the quality of technical data, environmental and weather risks, including the possible impacts of climate change, the ability to obtain environmental and other permits and the timing thereof, government regulation or action, the costs and results of drilling and operations, the availability of equipment, services, resources and personnel required to complete the Company’s operating activities, access to and availability of transportation, processing and refining facilities, the financial strength of counterparties to the Company’s credit facility and derivative contracts and the purchasers of the Company’s production and service providers to the Company, and acts of war or terrorism. For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Part I, Item 1A. Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.                BUSINESS

General

RSP Permian, Inc., a Delaware corporation ("RSP Inc." or the "Company"), is an independent oil and natural gas company engaged in the acquisition, exploration, development and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin of West Texas.  The vast majority of the Company’s acreage is located on large, contiguous acreage blocks in the core of the Midland Basin, a sub-basin of the Permian Basin, primarily in the adjacent counties of Midland, Martin, Andrews, Ector, Glasscock, and Dawson. The Company’s common stock is listed and traded on the NYSE under the ticker symbol “RSPP.”

The Company’s executive offices are located at 3141 Hood St., Suite 500, Dallas, TX 75219, and the Company also maintains an office in Midland, Texas. The Company’s telephone number is 214-252-2700.

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

Business Activities

Shortly after RSP LLC was formed, we began a vertical drilling program on our properties using hydraulic fracture stimulation techniques across multiple productive horizons. These vertical wells were completed in several productive formations and received significant production and reserve contributions from the Wolfcamp and Spraberry formations. These wells are commonly called "Wolfberry" wells in the oil and gas industry. In late 2012, we drilled our first horizontal well and in early 2013 our primary focus shifted to drilling horizontal wells, which we believe provides more attractive returns on a majority of our acreage. We were one of the first operators to implement the use of multi-zone horizontal development in the North Midland Basin. We believe that we were the first operator to drill both a Lower Spraberry horizontal well and a Middle Spraberry horizontal well in the Permian Basin. In addition, RSP was one of the first to drill a Wolfcamp B horizontal well in the North Midland Basin. As a result, RSP has been an early leader in executing a multi-zone horizontal development program in the North Midland Basin and gained substantial industry knowledge relating to several productive zones on its properties. Since initiating our horizontal drilling program, we have participated in the completion of 184 horizontal wells with wells completed in five different horizontal zones including the Middle Spraberry, Lower Spraberry, Wolfcamp A, Wolfcamp B, and Wolfcamp D. We target the multiple oil and natural gas producing stratigraphic horizons, or stacked pay zones, on our properties.

During 2015, our capital expenditures totaled $391 million, which included approximately $354 million for drilling and completion activities and $37 million for infrastructure and other. Additionally, we spent approximately $456 million on acquisitions and additions to leasehold. Of the total capital spent, approximately $66 million was on non-operated properties. As of December 31, 2015, RSP had 18 horizontal drilled but uncompleted wells ("DUCs") and 2 vertical DUCs in inventory.

Our board of directors has approved a capital budget for drilling, completion, and infrastructure for 2016 of approximately $200 to $260 million which anticipates operating two horizontal rigs for substantially all of 2016. We will continue to monitor commodity prices, our cash flow and returns to determine any adjustments to our capital budget. We intend to complete a majority of our DUC inventory in 2016, which will enable us to have a higher completion count than associated with a two rig program. We intend to allocate our 2016 capital budget approximately as follows:

•$185 to $235 million for drilling and completion activities; approximately 10% of which is non-operated drilling and completion activities; and
•$15 to $25 million for infrastructure and other.

For the year ended December 31, 2015, our average net daily production was 21,047 Boe/d (approximately 75% oil, 11% natural gas and 14% NGLs), of which 70% was from horizontal well production and 30% was from vertical well production. As of December 31, 2015, we operated and produced from 89 horizontal and 375 vertical wells and were the operator of approximately 96% of our net acreage.

As of December 31, 2015, our estimated proved oil and natural gas reserves were 159.2 MMBoe as summarized in the audit letter by Netherland, Sewell & Associates, Inc. ("Netherland Sewell") our independent reserve engineer. Of these reserves, approximately 41% were classified as PDP. PUDs included in this estimate are from 219 vertical well locations and 202 horizontal well locations. As of December 31, 2015, total proved reserves were approximately 70% oil, 14% natural gas and 16% NGLs.

The following table provides summary information regarding our proved reserves as of December 31, 2015 and production for the year ended December 31, 2015.

	Estimated Total Proved Reserves							Average Net
	Oil	Natural	NGLs	Total	%	%	%	Production
	(MMBbls)	Gas (Bcf)	(MMBbls)	(MMBoe)	Oil	Liquids(1)	Developed	(Boe/d)
Midland Basin	111.1	133.5	25.8	159.2	70	86	41	21,047

(1)         Includes both oil and NGLs.

Competition and Markets

General

We are the operator of approximately 96% of our net acreage. As operator, we design and manage the well development and supervise operation and maintenance activities on a day-to-day basis. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ petroleum engineers, geologists and land professionals who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.

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

We normally sell production to a relatively small number of customers, as is customary in the exploration, development and production business. For the year ended December 31, 2015, four purchasers individually accounted for more than 10% of our revenue: Shell Trading Company (US) (37%), Phillips 66 Company (22%), Enterprise Crude Oil LLC (12%) and Diamondback E&P LLC (13%). For the year ended December 31, 2014, four purchasers individually accounted for more than 10% of our revenue: Shell Trading Company (US) (31%), Enterprise Crude Oil LLC (24%), Permian Transport & Trading (21%) and Diamondback E&P LLC (14%). For the year ended December 31, 2013, four purchasers individually accounted for more than 10% of our revenue: Shell Trading Company (US) (40%), Enterprise Crude Oil LLC (14%), Diamondback E&P

LLC (11%) and Plains Marketing, L.P. (13%). However, based on the current demand for oil, NGLs, and natural gas, and the availability of other purchasers, we believe that the loss of any one or all of our major purchasers would not have a material adverse effect on our financial condition and results of operations, as crude oil, NGLs, and natural gas are fungible products with well-established markets and numerous purchasers.

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

Water Discharges

The federal Water Pollution Control Act (the “Clean Water Act”) and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into or near regulated waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Obtaining permits has the potential to delay the development of oil and natural gas projects. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages.

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

These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include certain of our operations. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule and believe that our monitoring activities are in substantial compliance with applicable reporting obligations. More recently, in August 2015, the EPA proposed a suite of regulations that would set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities. These regulations are expected to be finalized in 2016.

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

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and/or natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Federal Safe Drinking Water Act (the "SDWA") over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. Also, in May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking, seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In addition, in March 2015, the Bureau of Land Management (the "BLM") of the U.S. Department of the Interior published a revised final rule that imposes requirements for hydraulic fracturing activities on federal lands, including new requirements relating to public disclosure, as well as well bore integrity and handling of flowback water. Furthermore, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. It is unclear how any federal disclosure requirements that add to any applicable state disclosure requirements already in effect may affect our operations.

We may be subject to regulations that restrict our ability to discharge water produced as part of our production operations, and the ability to use injection wells as a disposal option not only will depend on federal or state regulations but also on whether available injection wells have sufficient storage capacities. For example, the EPA is developing effluent limitation guidelines that may impose federal pre‑treatment standards on all oil and natural gas operators transporting wastewater associated with hydraulic fracturing activities to publicly owned treatment works for disposal. The EPA plans to propose such standards sometime in 2016.

Certain governmental reviews have been conducted or are underway that focus on the potential environmental impacts of hydraulic fracturing. For example, the EPA has completed a study of the potential environmental effects of hydraulic fracturing on water resources and published draft results in 2015. Other governmental agencies, including the U.S. Department of Energy, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example in, May 2013, the Texas Railroad Commission issued a “well integrity rule,” which updates the requirements for drilling, putting pipe down and cementing wells. The rule also includes new testing and reporting requirements, such as (i) the requirement to submit cementing reports after well completion or after cessation of drilling, whichever is later, and (ii) the imposition of additional testing on wells less than 1,000 feet below usable groundwater. In 2013, the Texas Railroad Commission implemented its hydraulic fracturing disclosure rule, which requires oil and gas operators to disclose on the FracFocus website the chemical ingredients and water volumes used in hydraulic fracturing treatments. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

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

In summary, we believe we are in substantial compliance with currently applicable environmental laws and regulations. Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non‑recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2015, nor do we anticipate that such expenditures will be material in 2016.

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

Employees

As of December 31, 2015, we had 99 full-time employees. We hire independent contractors on an as needed basis. We have no collective bargaining agreements with our employees. We believe our employee relationships are satisfactory.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (the “SEC”) under the Exchange Act. The public may read and copy any materials that we file or furnish with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file or furnish electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

We also make available free of charge through our website, www.rsppermian.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on or connected to our website is not incorporated by reference into this report and should not be considered part of this report or any other filing that we make with the SEC.

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

Oil, NGL and natural gas prices are volatile and have declined significantly from levels experienced in recent years. If commodity prices remain at these current low levels for an extended period of time or experience a further substantial decline, our operations, financial condition, and level of expenditures for the development of our oil, NGL, and natural gas reserves may be materially and adversely affected.
The prices we receive for our oil, NGLs and natural gas production heavily influence our revenue, operating results, profitability, access to capital, future rate of growth and carrying value of our properties. Oil, NGLs and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities markets have been volatile, and these markets will likely continue to be volatile in the future. If the prices of oil, NGL and natural gas remain at current low levels for an extended period of time or experience a further substantial decline, our operations, financial condition and level of expenditures for the development of our oil, NGL and natural gas reserves may be materially and adversely affected. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control and include the following:

•	the level of global exploration and production;

•	the level of global inventories;

•	the ability and willingness of members of the Organization of the Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	worldwide and regional economic conditions affecting the global supply and demand for oil, NGLs and natural gas;

•	the price and quantity of imports of foreign oil, NGLs and natural gas;

•	political and economic conditions in or affecting other producing countries, including conflicts in the Middle East, Africa, South America and Russia;

•	prevailing prices on local price indexes in the areas in which we operate and expectations about future commodity prices;

•	the proximity, capacity, cost and availability of gathering and transportation facilities, and other factors that result in differentials to benchmark prices;

•	localized and global supply and demand fundamentals and transportation availability;

•	the cost of exploring for, developing, producing and transporting reserves;

•	weather conditions and other natural disasters;

•	technological advances affecting energy consumption;

•	the price and availability of alternative fuels;

•	expectations about future commodity prices; and

•	domestic, local and foreign governmental regulation and taxes.

Lower commodity prices may reduce our cash flows and borrowing ability. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in our reserves as existing reserves are depleted. Lower commodity prices may also reduce the amount of oil, NGLs and natural gas that we can produce economically and a significant portion of our exploitation, development and exploration projects could become uneconomic. This may result in our having to make significant downward adjustments to our estimated proved reserves. As a result, if commodity prices remain depressed for a lengthy period of time or experience a further substantial or extended decline our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures may be materially and adversely affected.
Our derivative activities could result in financial losses or could reduce our earnings. Additionally, our hedging program may not protect us against continuing and prolonged declines in the price of oil and natural gas.
We enter into derivative instrument contracts from time to time for a portion of our production. As of December 31, 2015, we had entered into hedging contracts through December 31, 2016 covering a total of approximately 555 MBbls of our projected oil production. Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments.
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
As of December 31, 2015, the estimated fair value of our commodity derivative contracts was a net asset of approximately $4.5 million. Any default by the counterparties, to these derivative contracts when they become due, would have a material adverse effect on our financial condition and results of operations.
In addition, derivative arrangements could limit the benefit we would receive from increases in the prices for oil and natural gas, which could also have a material adverse effect on our financial condition.
Although we have hedged a portion of our estimated 2016 production, these hedges may be inadequate to protect us from continuing and prolonged decline in the price of oil and natural gas. To the extent that the price of oil and natural gas remain at current levels or declines further, we will not be able to hedge future production at the same level as our current hedges, and our results of operations and financial condition would be negatively impacted.

Our exploitation, development and exploration projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our ability to access or grow reserves.
The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the exploitation, development and acquisition of oil and natural gas reserves. Our 2016 capital budget for drilling, completion, recompletion and infrastructure is currently estimated to be approximately $200 million to $260 million. Our capital budget excludes acquisitions. We expect to fund 2016 capital expenditures with cash generated by operations, borrowings under our revolving credit facility, our cash balance at year-end, and possibly offerings of our debt and equity securities. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, oil, NGL, and natural gas prices; actual drilling results; the availability of drilling rigs and other services and equipment; and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production.

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
Our Effective Horizontal Acreage is what we believe to be our acreage position that is prospective for hydrocarbon production across our target horizontal zones underneath our total surface acreage of 96,277 gross (63,800 net) acres. Our belief is based upon our evaluation of our initial horizontal drilling results and those of other operators in our area to date, combined with our interpretation of available geologic and engineering data. Although we believe this acreage metric more accurately conveys our horizontal drilling opportunities in our target zones, and we believe our analysis of engineering, geological, geochemical and seismic data is based on industry standards, our calculation of our Effective Horizontal Acreage is an inexact estimate. We cannot assure you that all, or any portion of our Effective Horizontal Acreage, is prospective for our target zones, that any portion of our Effective Horizontal Acreage will ever be drilled or that, if drilled, will result in commercially productive wells.
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
As of December 31, 2015, we had identified 2,591 horizontal drilling locations on our acreage. In addition, we will require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. See “-Our exploitation, development and exploration projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our ability to access or grow reserves.” Any drilling activities we are able to conduct on these locations may not be successful or result in our ability to add additional proved reserves to our overall proved reserves or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our future business and results of operations.
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
All of our producing properties are geographically concentrated in the Permian Basin of West Texas. At December 31, 2015, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or other drought related conditions or interruption of the processing or transportation of oil, NGLs or natural gas.
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
As of December 31, 2015, 59% of our total estimated proved reserves were classified as proved undeveloped. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of our estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our PUDs as unproved reserves. Further, we may be required to write down our PUDs if we do not drill those wells within five years after their respective dates of booking.
If commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value for a significant period of time, we will be required to take write‑downs of the carrying values of our properties.
Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. A write-down constitutes a non‑cash charge to earnings. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.
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
We normally sell our production to a relatively small number of customers, as is customary in the exploration, development and production business. For the year ended December 31, 2015, four purchasers individually accounted for more than 10% of our revenue: Diamondback E&P, LLC (13%), Shell Trading (US) Company (37%), Enterprise Crude Oil LLC (12%) and Phillips 66 Company (22%). For the year ended December 31, 2014, four purchasers individually accounted for more than 10% of our revenue: Diamondback E&P, LLC (14%), Shell Trading (US) Company (31%), Enterprise Crude Oil LLC (24%) and Permian Transport & Trading (21%). The loss or significant reduction in commitment of any of these purchasers could materially and adversely affect our revenues in the short‑term.
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
The unavailability of additional drilling rigs, equipment, supplies, personnel and oilfield services could adversely affect our ability to execute our exploration and development plans within our budget and on a timely basis.
The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages both in high and low price environments. Historically, there have been shortages of drilling and workover rigs, pipe and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. Additionally, during periods of low prices, the labor pool may be reduced and equipment retired, causing shortages when activity levels pick up. We cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. If we are unable to secure a sufficient number of drilling rigs at reasonable costs, we may not be able to drill all of our acreage before our leases expire. Equipment shortages could delay or cause us to incur significant expenditures that are not provided for in our capital budget, which could have a material adverse effect on our business, financial condition or results of operations.
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
While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs. These programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, the Obama Administration released a series of new proposed regulations on the oil and gas industry in 2015, including federal standards limiting methane emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have a material adverse effect on our exploration and production operations.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.
Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and/or natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. Also, in May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking, seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In addition, in March 2015, the BLM of the U.S. Department of the Interior published a final rule that imposes requirements for hydraulic fracturing activities on federal lands, including new requirements relating to public disclosure, as well as well bore integrity and handling of flowback water. Furthermore, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. It is unclear how any federal disclosure requirements that add to any applicable state disclosure requirements already in effect may affect our operations.
We may be subject to regulations that restrict our ability to discharge water produced as part of our production operations, and the ability to use injection wells as a disposal option not only will depend on federal or state regulations but also on whether available injection wells have sufficient storage capacities. For example, the EPA is developing effluent limitation guidelines that may impose federal pre‑treatment standards on all oil and natural gas operators transporting wastewater associated with hydraulic fracturing activities to publicly owned treatment works for disposal. The EPA plans to propose such standards sometime in 2016.
Further, the EPA has promulgated final rules that subject all oil and natural gas operations (production, processing, transmission, storage and distribution) to regulation under the NSPS and NESHAPS programs. These rules include NSPS standards for completions of hydraulically‑fractured gas wells. The standards include the reduced emission completion techniques developed in the EPA’s Natural Gas STAR program along with pit flaring of gas not sent to the gathering line. The standards are applicable to newly drilled and fractured wells and wells that are refractured. Further, the rules under NESHAPS include Maximum Achievable Control Technology (“MACT”) for glycol dehydrators and storage vessels at major source of hazardous air pollutants not currently subject to MACT standards. In August 2015, the EPA proposed a suite of regulations which would amend the NSPS to set methane and VOC requirements for new and modified sources in the oil and gas industry. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.
In addition, certain governmental reviews have been conducted or are underway that focus on the potential environmental impacts of hydraulic fracturing. For example, the EPA has completed a study of the potential environmental effects of hydraulic fracturing on water resources and published draft results in 2015. Other governmental agencies, including the U.S. Department of Energy, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.
At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example, the Texas Railroad Commission has issued a “well integrity rule,” that includes requirements, such as (i) the requirement to submit cementing reports after well completion or after cessation of drilling, whichever is later, and (ii) the imposition of additional testing on wells less than 1,000 feet below usable groundwater. In 2013, the Texas Railroad Commission implemented its hydraulic fracturing disclosure rule, which requires oil and gas operators to disclose on the FracFocus website the chemical ingredients and water volumes used in hydraulic fracturing treatments. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.
Competition in the oil and natural gas industry is intense, making it more difficult for us to acquire properties, market oil or natural gas, and securing and maintaining trained personnel.
Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing and maintaining trained personnel. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to pay more for productive properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. In addition, other companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital, which could have a material adverse effect on our business.
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
Increases in the cost of capital could adversely affect our business.
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
The Fiscal Year 2017 Budget proposed by the President recommends the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies, and legislation has been introduced in Congress that would implement many of these proposals. Such changes include, but are not limited to: (i) the repeal of the percentage depletion allowance for oil and natural gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities for oil and natural gas production; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective.
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
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act of 2002, may strain our resources, increase our costs and distract management.
We completed our IPO in January 2014. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We also incur costs associated with our public company reporting requirements and with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the Financial Industry Regulatory Authority. These rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. The rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.
If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results may be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.
A small number of our stockholders hold a substantial portion of our outstanding common stock.

Three of our largest stockholders, Collins, Wallace LP, and Collins & Wallace Holdings, LLC (such stockholders collectively, the "Principal Investors") collectively hold approximately 20% of our common stock as of December 31, 2015 and their interests may conflict with those of other stockholders. Furthermore, in connection with the closing of our IPO, we entered into a stockholders' agreement with RSP Permian Holdco, L.L.C. (which has since assigned its rights and obligations thereunder to Production Opportunities II, L.P. (“Production Opportunities”)), Collins, Wallace LP, Rising Star (which has since assigned its rights and obligations thereunder to Natural Gas Partners VIII, L.P.) and Pecos Energy Partners, L.P. The stockholders' agreement provides each of Collins and Wallace LP with the right to designate a nominee to our board of directors so long as each beneficially owns at least five percent of the outstanding shares of our common stock. The existence of significant stockholders and the stockholders' agreement may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. Moreover, this concentration of stock ownership may adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders.

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
Our revolving credit facility limits the amounts we can borrow up to a borrowing base amount, which the lenders, in their sole discretion, determine on a semi‑annual basis based, among other things, upon projected revenues from, and asset values of, the oil and natural gas properties securing our loan. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our revolving credit facility. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. The borrowing base under our revolving credit facility is currently $600 million, with lender commitments of $1 billion.
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
The borrowing base under our revolving credit facility is currently $600 million. Our next scheduled borrowing base redetermination is expected to occur on May 1, 2016. In the future, we may not be able to access adequate funding under our revolving credit facility as a result of a decrease in borrowing base due to the issuance of new indebtedness, the outcome of a subsequent borrowing base redetermination or an unwillingness or inability on the part of lending counterparties to meet their funding obligations and the inability of other lenders to provide additional funding to cover the defaulting lender’s portion. Declines in commodity prices could result in a determination to lower the borrowing base in the future and, in such a case, we could be required to repay any indebtedness in excess of the redetermined borrowing base. As a result, we may be unable to implement our drilling and development plan, make acquisitions or otherwise carry out business plans, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.
Our leverage and debt service obligations may adversely affect our financial condition, results of operations, business prospects and our ability to make payments on our debt obligations.
As of December 31, 2015, we had $698.7 million of notes outstanding, $0.6 million of letters of credit outstanding under our revolving credit facility, and $599.4 million of borrowing capacity under our revolving credit facility. Our level of indebtedness could affect our operations in several ways, including the following:

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

Our properties include working interests in approximately 96,277 gross and 63,800 net surface acres located in the Permian Basin primarily in the Texas counties of Midland, Martin, Andrews, Ector, Glasscock, and Dawson.

The Permian Basin consists of mature, legacy onshore oil and liquids-rich natural gas reservoirs that span approximately 86,000 square miles in West Texas and New Mexico. It is composed of three sub basins, the Delaware Basin, the Central Basin Platform and the Midland Basin. The Midland Basin is characterized by an extensive operating history, a favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, enhanced recovery potential and a large number of operators. The Midland Basin, a sub-basin of the Permian Basin, has been one of the most prolific oil-producing regions in Texas. The first commercial oil well drilled in the Midland Basin was completed in 1921, and the large resource potential of the Spraberry Trend was discovered in the 1940s. The Wolfcamp formation has a similarly long operating history, as drillers aiming for deeper conventional targets during the 1950s occasionally intersected carbonate formations and debris flows with good reservoir properties. Industry operators often refer to the combined Spraberry and Wolfcamp formations in terms of vertical development as the “Wolfberry” play, but advances in geologic understanding and production technology have highlighted the resource potential of the region’s unconventional reservoirs, located in mudrock-dominated intervals that are productive after hydraulic-fracture stimulation. Technological advances in 3-D seismic imagery have demonstrated the larger geographic extent of the unconventional formations than originally estimated and, due to multiple stacked pay zones, significantly more oil in place as compared to other major U.S. shale oil plays. In recent years, drilling activity in the Midland Basin and the entire Permian Basin has shown a growing trend towards horizontal and directional drilling over vertical drilling.

The vast majority of our acreage is located on large, contiguous acreage blocks in the core of the Midland Basin, primarily in the contiguous Texas counties of Midland, Martin, Andrews, Ector, Glasscock, and Dawson. We believe that our properties are prospective for oil and liquids-rich natural gas from multiple producing stratigraphic horizons, which we refer to as stacked pay zones.

As of December 31, 2015, we had identified 2,591 horizontal drilling locations in multiple horizons across our acreage. We define identified drilling locations as locations specifically identified by management as an estimation of our multi-year drilling activities based on evaluation of applicable geologic and engineering data. The availability of local infrastructure, drilling support assets and other factors as management may deem relevant, such as easement restrictions and state and local regulations, are considered in determining such locations. The drilling locations on which we actually drill wells will ultimately depend upon the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, actual drilling results and other factors.

Our contiguous acreage positions allow us to maximize our resource recovery on a per section basis and increase our returns. In addition, our contiguous acreage positions allow us the flexibility to adjust our drilling and completion techniques, primarily the length of our horizontal laterals, in order to maximize our well results, drilling costs and returns. Our contiguous positions and the flexibility it provides allow us to target multiple horizontal zones underneath our surface acreage, providing us with total Effective Horizontal Acreage of approximately 267,644 net acres in the Midland Basin when considering the multiple zones under the surface acreage in our core areas. The following table provides a summary of our Effective Horizontal Acreage, which we believe more accurately conveys our horizontal drilling opportunities in our target zones.

Effective Horizontal Acreage (1)
Net
Target Horizontal Zones:
Clearfork	16,350
Middle Spraberry	36,058
Jo Mill	36,058
Lower Spraberry	44,054
Wolfcamp A	37,592
Wolfcamp B	46,997
Wolfcamp C	5,180
Wolfcamp D (Cline)	45,355
Total	267,644

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

Estimated proved reserves, net to our interest, in our properties, as of December 31, 2015, which have been audited by Netherland Sewell, our independent petroleum engineering firm, were approximately 159.2 MMBoe (70% oil, 14% natural gas, and 16% NGLs), of which 41% were classified as PDP. The estimated proved reserves are generally characterized as long-lived, with predictable production profiles.

Production Status. For the year ended December 31, 2015, our average net daily production was 21,047 Boe/d (approximately 75% oil, 14% NGLs and 11% natural gas), of which 70% was from horizontal well production and 30% was from vertical well production. For the year ended December 31, 2014, our average net daily production on a pro forma basis was 11,868 Boe/d (approximately 72% oil, 17% NGLs and 11% natural gas), of which 42% was from horizontal well production and 58% was from vertical well production. As of December 31, 2015, we operated and produced from 89 horizontal and 375 vertical wells and were the operator of approximately 96% of our net acreage.

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

In addition to standard well site surface equipment, we have invested our capital in building gathering lines and water infrastructure, including water pipelines, water source wells and water disposal wells to support our exploration and development activities. To secure adequate water supplies, we have drilled water source wells into the Santa Rosa formation in West Texas that complement our purchase of fresh water. A majority of the water used in our operations is sourced from the Santa Rosa formation, which is a brackish, non-potable water aquifer that is not used for human consumption or agricultural use but is of adequate quality for our hydraulic fracturing operations. We also operate saltwater disposal wells on our properties. We have a minority investment in a small private midstream company that engages in the building and operation of water infrastructure on our properties, and for third parties.

Oil and Natural Gas Data

Proved Reserves

Evaluation and Audit of Proved Reserves. Our proved reserve estimates as of December 31, 2015 were audited by Netherland Sewell, our independent petroleum engineers. The technical persons responsible for preparing our proved reserve estimates meet the requirements with regard to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Netherland Sewell does not own an interest in any of our properties, nor is it employed by us on a contingent basis. A copy of the independent petroleum engineering firm’s proved reserve audit letter as of December 31, 2015 is included as an exhibit to this Report.

We maintain an internal staff of petroleum engineers and geoscience professionals who worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets in the Permian Basin. Our internal technical team members meet with our independent reserve engineers periodically during the period covered by the proved reserve audit report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to Netherland Sewell for our properties, such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs. Tamara Pollard, our Executive Vice President of Planning and Reserves, is primarily responsible for overseeing the preparation of all of our reserve estimates. Ms. Pollard is a petroleum engineer with over 25 years of reservoir and operations experience, and our geoscience staff has an average of approximately 20 years of energy industry experience per person.

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

Estimation of Proved Reserves. Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2015, 2014 and 2013 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (i) production performance-based methods; (ii) material balance-based methods; (iii) volumetric-based methods; and (iv) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for PDP wells were estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy. Non-producing reserve estimates, for developed and undeveloped properties, were forecast using either volumetric or analogy methods, or a combination of both. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing and PUDs for our properties, due to the mature nature of the properties targeted for development and an abundance of subsurface control data.

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

Summary of Oil and Natural Gas Reserve Estimates. The following table presents our estimated net proved oil and natural gas reserves as of December 31, 2015 and 2014, as well as our pro forma net proved oil and natural gas reserves, after giving effect to the IPO Transactions as if the IPO Transactions had occurred on January 1, 2013, as of December 31, 2013, in each case, prepared in accordance with the rules and regulations of the SEC. All of our proved reserves are located in the United States. A copy of the December 31, 2015 audit letter by Netherland Sewell covering our proved reserves is included as an exhibit to this Report.

	Years ended December 31,
	2015	2014	2013
			Pro Forma
Proved developed reserves:
Oil (MBbls)	44,128	27,716	13,921
Natural gas (MMcf)	56,640	35,921	21,008
NGLs (MBbls)	11,020	8,221	3,965
Total (MBoe)	64,588	41,924	21,387
Proved undeveloped reserves:
Oil (MBbls)	67,007	41,557	21,011
Natural gas (MMcf)	76,867	56,501	31,665
NGLs (MBbls)	14,767	13,518	6,207
Total (MBoe)	94,585	64,492	32,496
Total proved reserves:
Oil (MBbls)	111,135	69,273	34,932
Natural gas (MMcf)	133,507	92,422	52,673
NGLs (MBbls)	25,787	21,739	10,172
Total (MBoe)	159,173	106,416	53,883

The changes from December 31, 2014 estimated proved reserves to December 31, 2015 estimated proved reserves reflect production during this period of approximately 7,682 MBoe, net downward revisions of approximately 20,505 MBoe, additions due to acquisitions of 14,379 MBoe, and additions of approximately 66,565 MBoe attributable to extensions resulting from drilling of wells by us to delineate our acreage position. The negative revision of previous estimated quantities due to pricing were 19,641 MBoe.

On a pro forma basis, the changes from December 31, 2013 estimated proved reserves to December 31, 2014 estimated proved reserves reflect production during this period of approximately 4,332 MBoe, net positive revisions of approximately 1,529 MBoe, additions due to acquisitions of 15,211 MBoe, and additions of approximately 40,125 MBoe attributable to extensions resulting from drilling of wells by us to delineate our acreage position.

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

PUDs

Year Ended December 31, 2015

As of December 31, 2015, our PUDs totaled 67,007 MBbls of oil, 14,767 MBbls of NGLs and 76,867 MMcf of natural gas, for a total of 94,585 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production. Changes in PUDs that occurred during 2015 were primarily due to:

•additions of approximately 34,430 MBoe attributable to extensions resulting from drilling of wells by us to delineate our acreage position;

•additions of approximately 7,400 MBoe attributable to acquisitions; and

•the conversion of approximately 6,652 MBoe attributable to PUDs into proved developed reserves, and

•net reductions of approximately 5,085 from negative revisions of previous estimated quantities which was primarily due to negative revisions due to pricing of 8,926 MBoe.

During the year ended December 31, 2015, we spent $107.8 million to convert PUDs to proved developed reserves.

All of our PUD drilling locations are scheduled to be drilled within five years of their initial booking.

As of December 31, 2015, less than 1% of our total proved reserves were classified as proved developed non-producing.

Oil and Natural Gas Production Prices and Costs

Production and Price History
The following table sets forth information regarding net production of oil, natural gas and NGLs, and certain price and cost information for each of the periods indicated:

	RSP Permian, Inc.			RSP Permian, Inc. Pro Forma (2)
	Years ended December 31,
	2015	2014 (1)	2013	2014	2013
Production data:
Oil (MBbls)	5,805	3,049	1,167	3,099	1,867
Natural gas (MMcf)	4,991	2,974	1,597	3,023	2,287
NGLs (MBbls)	1,045	718	250	729	414
Total (MBoe)	7,682	4,263	1,683	4,332	2,662
Average net daily production (Boe/d)	21,047	11,679	4,611	11,868	7,293
Average prices before effects of hedges(1)(2):
Oil (per Bbl)	$45.36	$83.10	$94.55	$83.20	$95.01
Natural gas (per Mcf)	2.11	3.55	3.37	3.56	3.34
NGLs (per Bbl)	9.75	25.04	29.26	25.13	28.16
Total (per Boe)	$36.97	$66.13	$73.11	$66.23	$73.89
Average realized prices after effects of hedges(3)(4):
Oil (per Bbl)	$61.22	$85.01	$94.17	$85.08	$94.79
Natural gas (per Mcf)	2.11	3.59	3.37	3.60	3.34
NGLs (per Bbl)	9.75	25.04	29.26	25.13	28.16
Total (per Boe)	$48.96	$67.53	$72.84	$67.60	$73.73
Average costs (per Boe):
Lease operating expenses (excluding gathering and transportation)	$6.46	$7.49	$7.79	$7.52	$7.92
Gathering and transportation	0.46	0.65	0.60	0.65	0.60
Production and ad valorem taxes	2.60	4.63	4.95	4.62	4.97
Depreciation, depletion and amortization	20.05	20.61	28.02	21.12	30.24

Components of general and administrative expense:
General and administrative - cash component (5)	$2.33	$4.25	$2.29	$3.44	$1.40
General and administrative - (non IPO stock comp) (6)	1.03	0.64	—	0.63	—
General and administrative - (IPO stock comp) (7)	0.19	4.11	—	—	—
Total general and administrative (8)	3.55	9.00	2.29	4.07	1.40

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
(5) Amount includes all cash corporate general and administrative expenses, including cash compensation amounts. The IPO bonus amounts recognized in the 2014 actual results increased the general and administrative - cash component per Boe from

2013 actual amounts. See the discussion of general and administrative expenses in "Part I, Item 2. Management's Discussion and Analysis of Financial Condition-Results of Operations.
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

Productive Wells

As of December 31, 2015, we owned an interest in 873 gross (509 net) productive wells. Our wells are oil wells which produce associated liquids-rich natural gas. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2015 relating to our leasehold acreage:

	Developed acreage(1)		Undeveloped acreage(2)		Total acreage
	Gross	Net	Gross	Net	Gross	Net
Midland Basin	27,520	16,411	68,757	47,388	96,277	63,799
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

Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. The following table sets forth the gross and net undeveloped acreage, as of December 31, 2015, that will expire over the next five years unless production is established within the spacing units covering the acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates.

	2016		2017		2018		2019		2020
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	10,936	8,493	19,614	11,016	9,163	2,652	—	—	—	—

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

Dry wells are those that prove to be incapable of producing hydrocarbons in sufficient quantities to justify completion.

	RSP Permian, Inc.				Predecessor (2)
	For the Year Ended December 31,
	2015		2014 (1)		2013
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive(1)	—	—	2.0	1.7	—	—
Dry	—	—	—	—	—	—
Total Exploratory	—	—	2.0	1.7	—	—

Development Wells:
Productive(1)	118.0	63.6	147.0	84.1	102.0	52.9
Dry	—	—	—	—	—	—
Total Development	118.0	63.6	147.0	84.1	102.0	52.9

Total Wells:
Productive(1)	118.0	63.6	149.0	85.8	102.0	52.9
Dry	—	—	—	—	—	—
Total	118.0	63.6	149.0	85.8	102.0	52.9

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2015
Low	$21.62	$25.13	$19.2	$20.52
High	$29.88	$31.15	$28.28	$30.38
	2014
Low	$19.50 (1)	$25.73	$23.77	$19.36
High	$30.34 (1)	$33.67	$32.94	$30.06
(1)    For the period from January 17, 2014 through March 31, 2014.

On February 8, 2016, the Company's common stock was held by 12 shareholders of record. This number excludes owners for whom common stock may be held in “street” name.

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

The selected historical consolidated financial data of our predecessor as of and for the years ended on December 31, 2013, 2012 and 2011 were derived from audited historical financial statements of our predecessor. The selected financial data of the Company for the year ended December 31, 2014 were derived from audited historical financial statements of our predecessor (for the first 22 days of 2014) and audited financial statements of the Company (for the remainder of 2014). The selected financial data of the Company for the year ended December 31, 2015 and as of December 31, 2015 and 2014, were derived from audited financial statements of the Company.

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

	RSP Permian, Inc.					RSP Permian, Inc. Pro Forma
	Year Ended December 31,					Year Ended December 31,
	2015	2014 (1)	2013	2012	2011	2014	2013
						(Unaudited)
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Oil sales	$263,286	$253,371	$110,345	$91,441	$56,772	$257,830	$177,415
Natural gas sales	10,517	10,572	5,383	4,284	7,217	10,762	7,647
NGL sales(2)	10,189	17,982	7,314	8,702	—	18,317	11,644
Total revenues	$283,992	$281,925	$123,042	$104,427	$63,989	$286,909	$196,706

Operating expenses:
Lease operating expenses	$53,124	$34,704	$14,113	$12,693	$5,521	$35,398	$22,667
Production and ad valorem taxes	19,995	19,758	8,326	7,575	4,192	20,009	13,236
Depreciation, depletion and amortization	154,039	87,844	47,158	48,803	16,612	91,477	80,487
Exploration	2,380	3,854	551	161	191	3,854	551
Asset retirement obligation accretion	336	142	121	115	46	151	199
Impairments (3)	34,269	4,344	—	—	2,241	4,344	—
General and administrative expenses	27,317	38,357	3,852	2,859	3,509	17,619	3,716
Total operating expenses	291,460	189,003	74,121	72,206	32,312	172,852	120,856
(Gain) loss on sale of assets	306	13	(22,700)	(6,734)	(105,333)	13	—
Operating income (loss)	$(7,774)	$92,909	$71,621	$38,955	$137,010	$114,044	$75,850

Other income (expense):
Other income (expenses), net	$469	$(44)	$1,202	$884	$163	$(44)	$1,202
Gain (loss) on derivative instruments	20,906	81,470	(2,607)	(796)	(1,979)	81,470	(2,607)
Interest expense	(43,538)	(14,031)	(5,216)	(3,474)	(3,472)	(14,031)	(10,890)
Total other income (expense)	$(22,163)	$67,395	$(6,621)	$(3,386)	$(5,288)	$67,395	$(12,295)
Income (loss) before taxes	(29,937)	160,304	65,000	35,569	131,722	181,439	63,555
Income tax (expense) benefit	11,683	(157,806)	(2,262)	339	(550)	(65,318)	(22,717)
Net Income (loss)	$(18,254)	$2,498	$62,738	$35,908	$131,172	$116,121	$40,838

Pro Forma Per share data (unaudited):
Net earnings per common share:
Basic and diluted						$1.55	$0.56
Weighted average common shares outstanding:
Basic and diluted						74,297	72,500

Pro Forma C Corporation Data (unaudited)(4):
Net income before taxes		$160,304	$62,738
Pro forma for income taxes		(57,709)	(22,586)
Pro forma net income		$102,595	$40,152

Cash Flow Data:
Net cash provided by operating activities	$218,805	$223,157	$73,345	$72,803	$26,243
Net cash provided by (used in) investing activities	(874,939)	(816,925)	(119,591)	(113,220)	83,846
Net cash provided by (used in) financing activities	742,583	636,826	8,248	81,583	(105,155)

(1) Represents our predecessor’s historical financial data for the first 22 days of 2014 plus RSP Permian, Inc.'s historical financial data for the remainder of the year.
(2) In 2011, we did not track NGLs as a separate product category; instead, NGL production and sales were included in our natural gas production and sales.
(3) Impairments in 2014 primarily relate to unproved properties where lease terms expired. Impairments in 2015 relate primarily to write downs of the value of proved and unproved properties in Dawson County, where these properties were deemed impaired based upon impairment testing under successful efforts accounting.
(4) RSP LLC was formed as a holding company in October 2010, and did not conduct any material business operations until December 2010. RSP Permian, Inc. is a C-Corp. under the Internal Revenue Code of 1986, as amended, and is subject to income taxes. The Company computed a pro forma income tax provision for 2013 and 2014 as if our predecessor was subject to income taxes as a C-Corp. since January 1, 2013. The unaudited pro forma data is presented for informational purposes only and does not purport to project our results of operations for any future period or our financial position as of any future date. The pro forma tax provision has been calculated at a rate based upon a federal corporate level tax rate and a state tax rate, net of federal benefit, incorporating permanent differences.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$142,741	$56,292	$13,234	$51,232	$10,066
Other current assets	44,799	117,450	33,901	31,124	27,362
Total current assets	187,540	173,742	47,135	82,356	37,428
Property, plant and equipment, net	2,758,630	2,094,618	516,288	421,412	349,598
Other long-term assets	33,401	21,587	24,232	9,470	8,636
Total assets	$2,979,571	$2,289,947	$587,655	$513,238	$395,662

Current liabilities	77,402	104,252	30,866	28,165	27,916
Long-term debt	698,650	500,000	128,155	111,586	46,586
NPI payable	—	—	36,931	16,583	—
Other long-term liabilities	344,935	359,924	4,822	3,061	3,225
Total stockholders'/members’ equity	1,858,584	1,325,771	386,881	353,843	317,935
Total liabilities and stockholders'/members’ equity	$2,979,571	$2,289,947	$587,655	$513,238	$395,662

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

Our Predecessor and RSP Permian, Inc.

RSP Inc. was formed in September 2013 and, prior to the consummation of our IPO in January 2014, did not have historical financial operating results. The historical results of RSP LLC and Rising Star, our predecessor, have been consolidated for all periods presented prior to the IPO date. In connection with the IPO, pursuant to the terms of a corporate reorganization, RSP LLC became a wholly owned subsidiary of RSP Inc. RSP LLC was formed in 2010 to engage in acquisition, exploration, development, and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin of West Texas. See “-The IPO and Related Transactions-Corporate Reorganization” for more information. Also in connection with the IPO, Rising Star contributed to RSP Inc. certain assets that represent substantially all of Rising Star’s production and revenues for each of the years ended December 31, 2013 and 2012 in exchange for shares of RSP Inc.’s common stock and cash. See “-The IPO and Related Transactions-The Rising Star Acquisition” for more information.

Overview and Outlook

Our financial and operating performance and significant events in 2015 included the following highlights:

•	We increased our average daily production rate 80% for the year ended December 31, 2015 as compared to the same period in 2014.

•	Our cash operating costs on a per Boe basis decreased from $17.03 to $11.85, or 30%, in 2015 as compared to 2014.

•
In the fourth quarter of 2015, the Company acquired undeveloped acreage and oil and gas producing properties for an aggregate purchase price of approximately $137 million, subject to certain purchase price adjustments.  The acquisition includes 4,100 largely contiguous net acres, in the core of the Midland Basin with production of approximately 1,900 Boe/d at the time, and 86 net horizontal drilling locations as of the effective date.

•
In the fourth quarter of 2015, RSP Inc. completed a follow-on underwritten public offering of 8.74 million shares of our common stock, including the exercise of the underwriter's option to purchase additional shares, resulting in approximately $218.1 million of net proceeds.

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

•
In the third quarter of 2015, RSP Inc. completed a follow-on underwritten public offering of 8.05 million shares of our common stock, including the exercise of the underwriter's option to purchase additional shares, resulting in approximately $179 million of net proceeds.

•	Also in the third quarter of 2015, we issued an additional $200 million of 6.625% senior unsecured notes due 2022 at 99.25% of the principal amount in a private placement.

•
In conjunction with the closing of our acquisitions in the third quarter of 2015, the Company amended the revolving credit facility to increase the borrowing base to $600 million along with other updates. The next borrowing base redetermination is scheduled for May 2016.

Our average daily production rate during 2015 was 21,047 Boe/d, an 80% increase from our 2014 average daily production of 11,679 Boe/d. Oil production was 75% of total production on a volumetric basis and 93% of our total revenues in 2015.

During 2015, we drilled 102 horizontal wells (53 operated) and completed 91 horizontal wells (45 operated). In our 2015 vertical drilling program, we drilled 16 vertical wells (12 operated), and completed 24 vertical wells (19 operated). We entered 2015 operating five horizontal drilling rigs and ended 2015 with three operated horizontal rigs. During 2014, we drilled 77 horizontal wells (41 operated) and completed 66 horizontal wells (33 operated). In our 2014 vertical drilling program, we drilled 72 vertical wells (47 operated) and completed 62 vertical wells (40 operated).

Beginning in the fourth quarter of 2014, crude oil prices declined significantly from highs in the first half of 2014 and have remain depressed throughout 2015 and have declined further into 2016. This decline in crude oil prices challenges oil and gas producers like ourselves due to a corresponding reduction in our revenue and cash flow. See “Part I, Item 1A. Risk Factors- Oil, NGL and natural gas prices are volatile and have recently declined significantly. If oil, NGL and natural gas prices do not improve or decline further, our business, financial condition, results of operations and ability to meet our capital expenditure obligations and financial commitments may be materially and adversely affected.” Management believes that we are well-positioned as a result of our low cost structure and capital efficiency, cash on our balance sheet, capitalization, and access to our undrawn revolving credit facility, and the flexibility to reduce capital expenditures if crude oil prices remain at lower levels. Further, we expect increases in production and reserves in 2016, which should benefit the Company as it operates in a lower crude oil price environment.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our operations, including:

•production volumes;

•	revenues on the sale of oil, NGLs and natural gas, including the effect of our commodity derivative contracts on our production;
•operating expenses, and
•capital efficiency

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

Our open positions as of December 31, 2015 were as follows:

Description & Production Period	Volume (Bbls)	Weighted Average Floor price ($/Bbl)(1)	Weighted Average Ceiling price ($/Bbl)(1)	Weighted Average Short Put price ($/Bbl)(1)
Crude Oil Collars:
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

The Collins and Wallace Contributions. Ted Collins, Jr. ("Collins"), Wallace Family Partnership, LP ("Wallace LP') and Collins & Wallace Holdings, LLC contributed to us certain working interests in certain of RSP LLC’s existing properties in the Permian Basin. In exchange, (i) Collins received approximately 9.9 million shares of RSP Inc.’s common stock and the right to receive approximately $1.6 million in cash, (ii) Wallace LP received approximately 10.0 million shares of RSP Inc.’s common stock and the right to receive approximately $0.6 million in cash, and (iii) Collins & Wallace Holdings, LLC received approximately 2.2 million shares of RSP Inc.’s common stock.

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

2016 Capital Budget

Our board of directors has approved a capital budget for drilling, completion, and infrastructure for 2016 of approximately $200 to $260 million which anticipates operating two horizontal rigs for substantially all of 2016. We will continue to monitor commodity prices, our cash flow and returns to determine any adjustments to our capital budget. We intent to complete a majority of our drilled but uncompleted well inventory in 2016, which will enable us to have a higher completion count than associated with a two rig program.

Our 2016 capital budget excludes acquisitions and additions to leasehold and is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil, NGLs and natural gas, results of horizontal drilling and completions, economic and industry conditions at the time of drilling, the availability of sufficient capital resources for drilling prospects, our financial results and the availability of lease extensions and renewals on reasonable terms.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Oil, NGLs and Natural Gas Sales Revenues. The following table provides the components of our revenues for the years indicated, as well as each year’s respective average prices and production volumes:

	Year Ended December 31,
	2015	2014	Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$263,286	$253,371	$9,915	4%
Natural gas sales	10,517	10,572	(55)	(1)%
NGL sales	10,189	17,982	(7,793)	(43)%
Total revenues	$283,992	$281,925	$2,067	1%
Average sales prices:
Oil (per Bbl) (excluding impact of cash settled derivatives)	$45.36	$83.10	$(37.74)	(45)%
Oil (per Bbl) (after impact of cash settled derivatives)	61.22	85.01	(23.79)	(28)%
Natural gas (per Mcf)	2.11	3.55	(1.44)	(41)%
Natural gas (per Mcf) (after impact of cash settled derivatives)	2.11	3.59	(1.48)	(41)%
NGLs (per Bbl)	9.75	25.04	(15.29)	(61)%
Total (per Boe) (excluding impact of cash settled derivatives)	$36.97	$66.13	$(29.16)	(44)%
Total (per Boe) (after impact of cash settled derivatives)	$48.96	$67.53	$(18.57)	(27)%
Production:
Oil (MBbls)	5,805	3,049	2,756	90%
Natural gas (MMcf)	4,991	2,974	2,017	68%
NGLs (MBbls)	1,045	718	327	46%
Total (MBoe)	7,682	4,263	3,419	80%
Average daily production volume:
Total (Boe/d)	21,047	11,679	9,368	80%

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

	Year Ended December 31,
	2015	2014
Average realized oil price ($/Bbl)	$45.36	$83.10
Average NYMEX ($/Bbl)	48.80	93.00
Differential to NYMEX	(3.44)	(9.90)
Average realized oil price to NYMEX percentage	93%	89%

Average realized natural gas price ($/Mcf)	$2.11	$3.55
Average NYMEX ($/Mcf)	2.67	4.26
Differential to NYMEX	(0.56)	(0.71)
Average realized natural gas price to NYMEX percentage	79%	83%

Average realized NGL price ($/Bbl)	$9.75	$25.04
Average NYMEX oil price ($/Bbl)	48.80	93.00
Average realized NGL price to NYMEX oil price percentage	20%	27%

Our average realized oil price as a percentage of the average NYMEX price increased to 93% for the year ended December 31, 2015 as compared to 89% 2014. All of our oil contracts are impacted by the Midland-Cushing differential, which was negative $0.35 per Bbl in 2015 as compared to negative $6.90 per Bbl in 2014. As the differential decreased, our realized price per barrel of oil increased. This differential has continued to be at lower historical amounts as new pipeline infrastructure has been put into service, and lower than anticipated production growth has occurred, alleviating pipeline capacity constraints that occurred in 2014.

Oil revenues increased 4% to $263.3 million for the year ended December 31, 2015 from $253.4 million for 2014 as a result of an increase in oil production volumes of 2,756 MBbls substantially offset by a $37.74 per Bbl decrease in our average realized price for oil.

Natural gas revenues decreased 1% to $10.5 million for the year ended December 31, 2015 from $10.6 million for 2014 as a result of an increase in natural gas production volumes of 2,017 MMcf and a $1.44 per Mcf decrease in our average realized natural gas price.

NGL revenues decreased 43% to $10.2 million for the year ended December 31, 2015 from $18.0 million for 2014 as a result of an increase in NGL production volumes of 327 MBbls partially offset by a $15.29 per Bbl decrease in our average realized NGL price.

Our higher production volumes for all products was a result of increased production from our drilling program in 2015 along with acquisitions of producing properties made in 2015.

Operating Expenses. The following table summarizes our expenses for the years indicated:

	Year Ended December 31,
	2015	2014	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$53,124	$34,704	$18,420	53%
Production and ad valorem taxes	19,995	19,758	237	1%
Depreciation, depletion and amortization	154,039	87,844	66,195	75%
Asset retirement obligation accretion	336	142	194	137%
Impairment (1)	34,269	4,344	29,925	689%
Exploration expense	2,380	3,854	(1,474)	(38)%
General and administrative expenses	27,317	38,357	(11,040)	(29)%
Total operating expenses before loss on sale of assets	$291,460	$189,003	$102,457	54%
Loss on sale of assets	306	13	293	NM
Total operating expenses after loss on sale of assets	$291,766	$189,016	$102,750	54%
Expenses per Boe:
Lease operating expenses (excluding gathering and transportation)	$6.46	$7.49	(1.03)	(14)%
Gathering and transportation	0.46	0.65	(0.19)	(29)%
Production and ad valorem taxes	2.60	4.63	(2.03)	(44)%
Depreciation, depletion and amortization	20.05	20.61	(0.56)	(3)%
Asset retirement obligation accretion	0.04	0.03	0.01	33%
Impairment (1)	4.46	1.02	3.44	337%
Exploration expense	0.31	0.90	(0.59)	(66)%
General and administrative - cash component	2.33	4.25	(1.92)	(45)%
General and administrative - (non IPO stock comp)(2)	1.03	0.64	0.39	61%
General and administrative - (IPO stock comp)(3)	0.19	4.11	(3.92)	(95)%
Total operating expenses per Boe	$37.93	$44.33	$(6.40)	(14)%
(1) Impairments in 2014 primarily relate to unproved properties where lease terms expired. Impairments in 2015 relate primarily to write downs of the value of proved and unproved properties in Dawson County, where these properties were deemed impaired based upon impairment testing under successful efforts accounting.
(2) Represents compensation expense related to restricted stock awards and performance share awards granted as part of the Company's ongoing compensation and retention program.
(3) IPO stock comp consists of two components. One component represents restricted stock awarded to certain employees as a result of a successful IPO. These one-time awards vest over time for retention purposes. The other component represents non-cash compensation expense associated with incentive units owned by certain members of management. These incentive units determined the stock allocation between management and Natural Gas Partners and had no dilutive impact or cash impact to the Company. See the discussion of incentive units in Note 9-Equity Based Compensation of Notes to Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data.”

Lease Operating Expenses.  Lease operating expenses increased 53% to $53.1 million for the year ended December 31, 2015 from $34.7 million for 2014. The increase in our lease operating expense was attributable to the increase in production in 2015. On a per Boe basis, lease operating expense decreased from $7.49 per Boe in 2014 to $6.46 per Boe in 2015. Gathering and transportation costs, which are included in lease operating expenses, were $3.5 million and $2.8 million for the years ended December 31, 2015 and 2014, respectively. On a per Boe basis, our gathering and transportation costs were $0.46 and $0.65 for the years ended December 31, 2015 and 2014, respectively.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased 1% to $20.0 million for the year ended December 31, 2015 from $19.8 million for 2014 primarily as a result of slightly higher wellhead revenues but decreased 44% on a per Boe basis to $2.60 per Boe in 2015.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased 75% to $154.0 million for the year ended December 31, 2014 from $87.8 million for 2014 mainly due to increased production and costs related to property acquisitions.  The DD&A rate decreased 3% to $20.05 per Boe for the year ended December 31, 2015 from $20.61 per Boe for 2014. The decrease in depletion per Boe in 2015 was due to our reserves volumes in 2015, both from our successful drilling program and through acquisitions, increasing more than additional capitalized costs in proved property incurred from these activities.

Impairment. We incurred $34.3 million of impairment expense on both proved and unproved property in 2015. The impairment expense for proved properties was $19.6 million and related to properties whose future net revenues were less than the property's carrying value. The impairment expense for unproved properties was $14.7 million and related to acreage pending lease expirations that the Company does not intend to renew, along with certain leasehold interests that may be sold in the future. We may incur additional impairments to our oil and natural gas properties in the future if commodity prices continue to decline. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and gas prices, estimates of proved reserves and future capital expenditures and production costs.

Exploration Expense. Exploration expense decreased to $2.4 million for the year ended December 31, 2015 from $3.9 million for 2014 due to a decrease in geological and geophysical activity in 2015.

General and Administrative Expenses. General and administrative expenses decreased to $27.3 million for the year ended December 31, 2015, from $38.4 million for the 2014 period primarily due to decreases in share based compensation expense. Share-based compensation expense, which was recorded in General and administrative expenses, was $9.4 million for the year ended December 31, 2015 and $20.2 million for the 2014 period. The 2014 period had $14.7 million of non-recurring, non-cash, compensation expense associated with incentive units owned by certain members of management.

Other Income and Expenses. The following table summarizes our other income and expenses for the years indicated:

	Year Ended December 31,
	2015	2014	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Other income (expense), net	$469	$(44)	$513	NM
Gain (loss) on derivative instruments	20,906	81,470	(60,564)	NM
Interest expense	(43,538)	(14,031)	(29,507)	(210)%
Total other income (expense)	$(22,163)	$67,395	$(89,558)	NM

Other Income. Other income was $0.5 million for the year ended December 31, 2015 and expense of less than $0.1 million in the 2014 period.

Gain (Loss) on Derivative Instruments. During the year ended December 31, 2015, we recorded a $20.9 million gain as compared to an $81.5 million gain in 2014. The change was a result of the future commodity price outlook as of December 31, 2015 as compared to December 31, 2014 along with additional derivative contracts entered into during 2014 and 2015.

Interest Expense. During the year ended December 31, 2015, we recorded $43.5 million of interest expense as compared to $14.0 million in 2014. The change was primarily the result of expense incurred on our senior notes issued in September 2014 and August 2015. We expect our interest expense to remain higher than the prior-year period as a result of the issuance of additional senior notes in August 2015.

Income Tax Expense. During the year ended December 31, 2015, we recorded $11.7 million of income tax benefit compared to $157.8 million of expense in 2014. The decrease is largely related to a pretax book loss in 2015 compared to pretax book income in 2014, as well as a large deferred tax expense in 2014 related to the our conversion to a subchapter C corporation.  We are currently subject to income taxes at a blended statutory rate of 36% of pretax earnings, exclusive of permanent difference. Our predecessor was not subject to federal income taxes and was subject to State of Texas franchise taxes at less than 1% of modified pre-tax earnings. The Company established a $132.0 million provision for deferred income taxes, which was recognized as tax expense from continuing operations in the first quarter of 2014. This $132 million provision, related to our change in tax status, was subsequently adjusted to $95.2 million during the fourth quarter of 2014.

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

Operating Expenses. The following table summarizes our expenses for the years indicated:

	Year Ended December 31,
	2014	2013	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$34,704	$14,113	$20,591	146%
Production and ad valorem taxes	19,758	8,326	11,432	137%
Depreciation, depletion and amortization	87,844	47,158	40,686	86%
Asset retirement obligation accretion	142	121	21	17%
Impairment	4,344	—	4,344	NM
Exploration expense	3,854	551	3,303	599%
General and administrative expenses	38,357	3,852	34,505	896%
Total operating expenses before loss (gain) on sale of assets	$189,003	$74,121	$114,882	155%
Loss (gain) on sale of assets	13	(22,700)	22,713	NM
Total operating expenses after loss (gain) on sale of assets	$189,016	$51,421	$137,595	268%
Expenses per Boe:
Lease operating expenses (excluding gathering and transportation)	$7.49	$7.79	(0.30)	(4)%
Gathering and transportation	0.65	0.60	0.05	8%
Production and ad valorem taxes	4.63	4.95	(0.32)	(6)%
Depreciation, depletion and amortization	20.61	28.02	(7.41)	(26)%
Asset retirement obligation accretion	0.03	0.07	(0.04)	(57)%
Impairment	1.02	—	1.02	NM
Exploration expense	0.90	0.33	0.57	173%
General and administrative - cash component	4.25	2.29	1.96	86%
General and administrative - (non IPO stock comp)(1)	0.64	—	0.64	NM
General and administrative - (IPO stock comp)(2)	4.11	—	4.11	NM
Total operating expenses per Boe	$44.33	$44.05	$0.28	1%
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

Income Tax Expense. During the year ended December 31, 2014, we recorded $157.8 million of income tax expense compared to $2.3 million in 2013. The increase is as a result of our being taxed as a subchapter C corporation under the Internal Revenue Code of 1986, as amended, and subject to income taxes at a blended statutory rate of 36% of pre-tax earnings, exclusive of permanent differences. Our predecessor was not subject to federal income taxes and was subject to State of Texas franchise taxes at less than 1% of modified pre-tax earnings. The Company established a $132.0 million provision for deferred income taxes, which was recognized as tax expense from continuing operations in the first quarter of 2014. This $132 million provision, related to our change in tax status, was subsequently adjusted to $95.2 million during the fourth quarter of 2014.

Capital Requirements and Sources of Liquidity

The Company’s primary sources of liquidity have been proceeds from equity and debt offerings, borrowings under the revolving credit facility, proceeds from the issuance of the senior notes, and cash flows from operations. To date, the Company’s primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties. At December 31, 2015, we had no borrowings outstanding under our revolving credit facility and our borrowing base was $600 million.

During 2015, our capital expenditures totaled $391 million, which included approximately $354 million spent on drilling and completion activities and $37 million spent on infrastructure and other. In addition, we spent $456 million on acquisitions and additions to leasehold. In 2014, we spent approximately $442 million on drilling and completion activities, $42 million on infrastructure and other, and approximately $362 million on acquisitions and additions to leasehold.

The Company operates a high percentage of our acreage, therefore the amount and timing of these capital expenditures are largely discretionary. We may elect to defer a portion of planned 2016 capital expenditures depending on a variety of factors, including: returns generated by our drilling program, the level of our expenditures in relation to our cash flow, the success of our drilling activities; prevailing and anticipated prices for oil, NGLs and natural gas; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; drilling, completion and acquisition costs; and the level of participation by other working interest owners.

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and additional borrowings under our revolving credit facility to execute our current capital program excluding any acquisitions we may enter into. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and additional capital expenditures may be required to more fully develop our properties. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through borrowings under our revolving credit facility, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. We cannot be assured that needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling program, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.

Working Capital

Our working capital, which we define as current assets minus current liabilities, totaled $110.1 million and $43.7 million at December 31, 2015 and 2014, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $142.7 million and $56.3 million at December 31, 2015 and 2014, respectively. Due to the amounts that accrue related to our drilling program, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our revolving credit facility will be sufficient to fund our working capital needs excluding any acquisitions we may enter into. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil, NGL and natural gas production will be the largest variables affecting our working capital.

Contractual Obligations

A summary of the Company's contractual obligations as of December 31, 2015 is provided in the following table (in thousands).

	Payments Due by Period For the Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
	(In thousands)
Revolving credit facility (1)	$—	$—	$—	$—	$—	$—	$—
6.625% Senior Notes (2)	—	—	—	—	—	700,000	700,000
Interest cost (3)	46,375	46,375	46,375	46,375	46,375	92,750	324,625
Drilling rig commitments (4)	19,933	3,035	—	—	—	—	22,968
Office and equipment leases	1,316	1,201	1,018	844	138	70	4,587
Asset retirement obligations (5)	—	—	—	—	—	7,063	7,063
Total	$67,624	$50,611	$47,393	$47,219	$46,513	$799,883	$1,059,243

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014 (1)	2013
	(In thousands)
Net cash provided by operating activities	$197,341	$223,157	$73,345
Net cash used in investing activities	(853,475)	(816,925)	(119,591)
Net cash provided by financing activities	742,583	636,826	8,248
(1) Represents our predecessor’s historical financial data for the first 22 days of the quarter plus RSP Permian, Inc.'s historical financial data for the remainder of the quarter.

Net cash provided by operating activities was approximately $197.3 million, $223.2 million, and $73.3 million for the year ended December 31, 2015, 2014, and 2013, respectively. Cash flows from operations decreased in 2015 as compared to 2014 mainly due to reductions in working capital accounts. Revenues and related cash flows from operations increased in 2014 as compared to 2013 due to increased production from our horizontal drilling program, the Spanish Trail Acquisition in September 2013, the Collins and Wallace Contributions in January 2014 and the acquisition of producing properties in Martin County in February 2014.

Net cash used in investing activities was approximately $853.5 million, $816.9 million, and $119.6 million for the year ended December 31, 2015, 2014, and 2013, respectively. The increase in the amount of cash used in investing activities in the 2015 period compared to the 2014 period was due to additional acquisition activity. Capital expenditures for drilling and completing wells along with additional acquisition activity in the 2014 period increased cash used in investing activities in the 2014 period compared to the 2013 period.

Net cash provided by financing activities was approximately $742.6 million, $636.8 million, and $8.2 million for the year ended December 31, 2015, 2014, and 2013, respectively. For the 2015 period, the increased cash provided by financing activities was primarily the result of capital contributions received in connection with the secondary stock offerings, along with the issuance of $200.0 million of additional senior notes in 2015. For the 2014 period, the increased cash provided by financing activities was primarily the result of capital contributions received in connection with the IPO, the secondary stock offering, along with the issuance of $500.0 million of senior notes in 2014.

Our Revolving Credit Facility

In September 2013, in conjunction with the Spanish Trail Acquisition, we amended and restated our credit agreement, dated December 15, 2010, with Comerica Bank, as administrative agent, and expanded our syndicated bank group to 11 lenders and entered into a new term loan in the amount of $70 million, which was fully repaid in January 2014 with proceeds from our IPO. On August 29, 2014, in conjunction with the closing of our acquisitions in Glasscock County, we amended our credit agreement to increase the borrowing base to $500 million, increase the lenders’ maximum facility commitments from $500 million to $1.0 billion, and extend the maturity date from September 17, 2017 to August 29, 2019. On September 24, 2014, in connection with our issuance of the senior notes, we amended the credit agreement to permit RSP LLC to make payment to the Company to enable it to pay principal, premium (if any) and interest on the notes, provided no default has occurred, and to allow RSP LLC to guarantee the notes. On August 24, 2015, the Company amended the revolving credit facility to increase the borrowing base to $600 million along with other updates.

The amount available to be borrowed under our revolving credit facility is subject to a borrowing base that is redetermined semiannually each May and November and depends on the volumes of our proved oil and natural gas reserves, estimated cash flows from these reserves and our commodity hedge positions. Our next borrowing base redetermination is scheduled for May 2016. As of December 31, 2015, we had no borrowings and $0.6 million of letters of credit outstanding under our revolving credit facility and $599.4 million of borrowing capacity. In the event of any future offerings of senior unsecured notes issued or guaranteed by RSP LLC, the borrowing base under our revolving credit facility will be automatically reduced by an amount equal to 0.25 multiplied by the aggregate principal amount of notes issued or guaranteed on the date of such issuance.

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

We were in compliance with such covenants and ratios as of December 31, 2015.

Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Company has a choice of borrowing in Eurodollars or at the alternate base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the quotient of: (i) the LIBOR Rate divided by (ii) a percentage equal to 100% minus the maximum rate on such date at which the Administrative Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of its borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s referenced rate; (ii) the federal funds effective rate plus 100 basis points; and (iii) the adjusted LIBOR rate plus 100 basis points, plus an applicable margin ranging from 0 to 100 basis points, depending on the percentage of its borrowing base utilized, plus a facility fee of 0.50% charged on the borrowing base amount. At December 31, 2015, the prime borrowing rate of interest under the Company’s revolving credit facility was 3.50%. RSP LLC may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs. As of December 31, 2015, the revolving credit facility has a margin of 1.00% to 2.00% plus LIBOR, plus a facility fee of 0.50% charged on the borrowing base amount.

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

Impairment

The capitalized costs of proved oil and natural gas properties are reviewed on a field level basis for impairment whenever events or changes in circumstances indicate that a decline in the recoverability of their carrying value may have occurred. This review is completed at least annually. We estimate the expected future cash flows of our oil and natural gas properties and compare these future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we adjust the carrying amount of the oil and natural gas properties to fair value. We estimate fair value by discounting the projected future cash flows at an appropriate risk-adjusted discount rate. The calculation of expected future net cash flows in impairment evaluations are mainly based on estimates of future oil and natural gas prices, proved reserves and risk-adjusted probable reserves quantities, and estimates of future production and capital costs associated with our proved and risk-adjusted reserves. The Company's estimates for future oil and natural gas prices used in the impairment evaluations are based on observable prices for the next three years, and then held constant for the remaining lives of the properties. It is reasonably possible that oil and natural gas prices used in future impairment evaluations may decline, which would result in the need to further impair the carrying value of the Company's properties.

Unproved leasehold costs are assessed at least annually, or more frequently when industry conditions dictate an impairment may be possible, to determine whether they have been impaired. Individually significant properties are assessed for impairment on a property-by-property basis, while individually insignificant unproved leasehold costs may be assessed in the aggregate. If unproved leasehold costs are found to be impaired, an impairment allowance is provided and a loss is recognized in the consolidated statements of operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

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

Our open positions as of December 31, 2015 were as follows:

Description & Production Period	Volume (Bbls)	Weighted Average Floor price ($/Bbl)(1)	Weighted Average Ceiling price ($/Bbl)(1)	Weighted Average Short Put price ($/Bbl)(1)
Crude Oil Collars:
January 2016 — March 2016	75,000	$55.00	$72.00	$45.00
January 2016 — December 2016	480,000	$55.00	$74.41	$45.00

(1)         The crude oil derivative contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude.

The fair value of our derivative contracts as of December 31, 2015 was a net asset of $4.4 million. For information regarding the terms of these hedges, see Note 4 of Notes to Consolidated Financial Statements included in "Part II, Item 8. Financial Statements and Supplementary Data."

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

Interest Rate Risk

At December 31, 2015, we had no borrowings outstanding that are subject to interest rate risk. We currently do not engage in any interest rate hedging activity.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item appears beginning on page 74 of this Report and is incorporated herein by reference.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

Attestation Report of the Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm, attested to, and report on, our internal control over financial reporting. Grant Thornton’s attestation report is referenced on page 72 under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company's management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness, as of December 31, 2015, of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2015, based on those criteria.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under Item 10 will be set forth in our definitive proxy statement to be filed in connection with our annual stockholders’ meeting to be held in May 2016 and is incorporated herein by reference.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required under Item 11 will be set forth in our definitive proxy statement to be filed in connection with our annual stockholders’ meeting to be held in May 2016 and is incorporated herein by reference.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under Item 12 will be set forth in our definitive proxy statement to be filed in connection with our annual stockholders’ meeting to be held in May 2016 and is incorporated herein by reference.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under Item 13 will be set forth in our definitive proxy statement to be filed in connection with our annual stockholders’ meeting to be held in May 2016 and is incorporated herein by reference.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under Item 14 will be set forth in our definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held in May 2016 and is incorporated herein by reference.

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1/A (File No. 333-192268) filed with the Commission on January 13, 2014).
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
4.6
Registration Rights Agreement, dated as of August 10, 2015, by and among the Company, RSP Permian, L.L.C. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-36264) filed with the Commission on August 12, 2015).

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

10.5
Fourth Amendment to Amended and Restated Credit Agreement, dated August 24, 2015, by and among RSP Permian, L.L.C., as borrower, Comerica Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-36264) filed with the Commission on August 25, 2015).

10.6(c)	2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on January 22, 2014).
10.7(c)
Form of Restricted Stock Grant and Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on April 16, 2014).

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
10.10(c)
Executive Change in Control and Severance Benefit Plan of RSP Permian, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1/A (File No. 333-196388) filed with the Commission on July 25, 2014).

10.11
Purchase and Sale Agreement, dated July 22, 2014, by and among Adventure Exploration Partners II, LLC, Alpine Oil Company, JM Cox Resources, LP and D.R.E. Interests, LLC, as sellers, and RSP Permian, L.L.C., as purchaser (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 001-36264) filed with the Commission on July 25, 2014).

10.12
Purchase and Sale Agreement, dated November 17, 2015, by and between Wolfberry Partners Resources LLC, as seller, and RSP Permian, L.L.C., as purchaser (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on November 23, 2015).

10.13
Surface Use and Settlement Agreement, dated November 17, 2015, by and between Collins & Wallace Holdings, LLC and RSP Permian, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on November 23, 2015).

21.1(a)	Subsidiaries of RSP Permian, Inc.
23.1(a)	Consent of Grant Thornton LLP.
23.2(a)	Consent of Netherland, Sewell & Associates, Inc.
31.1(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.
31.2(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.
32.1(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.
32.2(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.
99.1(a)	Netherland, Sewell & Associates, Inc. Summary of Reserves at December 31, 2015.
101.INS(a)	XBRL Instance Document.
101.SCH(a)	XBRL Taxonomy Extension Schema Document.
101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(a)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document.
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

RSP PERMIAN, INC.

	By:	/s/ Steven Gray
Steven Gray
Chief Executive Officer and Director
	Date:	February 24, 2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Gray	Chief Executive Officer and Director	February 24, 2016
Steven Gray	(Principal Executive Officer)

/s/ Scott McNeill	Chief Financial Officer and Director	February 24, 2016
Scott McNeill	(Principal Financial Officer)

/s/ Barry S. Turcotte	Chief Accounting Officer	February 24, 2016
Barry S. Turcotte	(Principal Accounting Officer)

/s/ Michael Grimm	Chairman of the Board	February 24, 2016
Michael Grimm

/s/ Joseph B. Armes	Director	February 24, 2016
Joseph B. Armes

/s/ Ted Collins, Jr.	Director	February 24, 2016
Ted Collins, Jr.

/s/ Kenneth Huseman	Director	February 24, 2016
Kenneth Huseman

/s/ Matthew S. Ramsey	Director	February 24, 2016
Matthew S. Ramsey

/s/ Michael W. Wallace	Director	February 24, 2016
Michael W. Wallace

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
RSP Permian, Inc.

We have audited the internal control over financial reporting of RSP Permian, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
RSP Permian, Inc.

We have audited the accompanying consolidated balance sheets of RSP Permian, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’/members' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RSP Permian, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 and 2014, related to the presentation of deferred income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 24, 2016

RSP PERMIAN, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$142,741	$56,292
Accounts receivable	36,323	40,436
Other assets	24	24
Derivative instruments	8,452	76,990
Total current assets	187,540	173,742
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	3,076,051	2,240,803
Accumulated depletion and impairment	(357,524)	(171,046)
Total oil and natural gas properties, net	2,718,527	2,069,757
Other property and equipment, net	40,103	24,861
Total property, plant and equipment	2,758,630	2,094,618
OTHER LONG-TERM ASSETS
Restricted cash	152	152
Other long-term assets	33,249	21,435
Total long-term assets	33,401	21,587
TOTAL ASSETS	$2,979,571	$2,289,947
LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$15,569	$35,728
Accounts payable, related party	6,459	—
Accrued expenses	39,231	57,977
Interest payable	12,149	9,227
Derivative instruments	3,994	1,320
Total current liabilities	77,402	104,252
LONG-TERM LIABILITIES
Asset retirement obligations	7,063	4,873
Long-term debt	698,650	500,000
Deferred taxes	337,872	355,051
Total long-term liabilities	1,043,585	859,924
Total liabilities	1,120,987	964,176
STOCKHOLDERS’/MEMBERS' EQUITY
Common stock, $.01 par value; 300,000,000 shares authorized, 100,807,286 shares issued and outstanding at December 31, 2015; 77,903,834 shares issued and outstanding at December 31, 2014	1,008	779
Additional paid-in capital	1,873,332	1,322,494
Retained earnings (accumulated deficit)	(15,756)	2,498
Total stockholders’ equity	1,858,584	1,325,771
TOTAL LIABILITIES AND STOCKHOLDERS’/MEMBERS' EQUITY	$2,979,571	$2,289,947

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
REVENUES
Oil sales	$263,286	$253,371	$110,345
Natural gas sales	10,517	10,572	5,383
NGL sales	10,189	17,982	7,314
Total revenues	283,992	281,925	123,042
OPERATING EXPENSES
Lease operating expenses	$53,124	$34,704	$14,113
Production and ad valorem taxes	19,995	19,758	8,326
Depreciation, depletion and amortization	154,039	87,844	47,158
Asset retirement obligation accretion	336	142	121
Impairments	34,269	4,344	—
Exploration	2,380	3,854	551
General and administrative expenses	27,317	38,357	3,852
Total operating expenses	291,460	189,003	74,121
Loss (gain) on sale of assets	306	13	(22,700)
OPERATING INCOME (LOSS)	$(7,774)	$92,909	$71,621
OTHER INCOME (EXPENSE)
Other income (expense), net	$469	$(44)	$1,202
Gain (loss) on derivative instruments	20,906	81,470	(2,607)
Interest expense	(43,538)	(14,031)	(5,216)
Total other income (expense)	(22,163)	67,395	(6,621)
INCOME (LOSS) BEFORE TAXES	(29,937)	160,304	65,000
INCOME TAX (EXPENSE) BENEFIT	11,683	(157,806)	(2,262)
NET INCOME (LOSS)	$(18,254)	$2,498	$62,738

Income per common share:
Basic	$(0.21)	$0.03
Diluted	$(0.21)	$0.03
Weighted average shares outstanding:
Basic	86,770	71,898
Diluted	86,770	71,898

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/MEMBERS' EQUITY

	Members’ Equity	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity/ Members’ Equity
	(In thousands)
BALANCE AT DECEMBER 31, 2012	$353,843	—	$—	$—	$—	$353,843

Contributions	300	—	—	—	—	300

Distributions	(30,000)	—	—	—	—	(30,000)

Net Income	62,738	—	—	—	—	62,738

BALANCE AT DECEMBER 31, 2013	386,881	—	—	—	—	386,881

Distribution of net assets to predecessor owner, including cash of $1,663	(21,147)	—	—	14,168	—	(6,979)

The corporate reorganization	(365,734)	—	—	365,734	—	—

RSP Permian Holdco, L.L.C.’s contributions of interests in RSP Permian, L.L.C. in exchange for RSP Permian, Inc.’s common stock	—	63,275	633	(633)	—	—

Ted Collins, Jr., Wallace Family Partnership, LP, Collins & Wallace Holdings, LLC, Pecos Energy Partners, L.P. and ACTOIL LLC’s contributions in exchange for RSP Permian, Inc.’s common stock	—	—	—	642,436	—	642,436

Shares of common stock issued in public offerings, net of offering costs	—	14,017	140	280,563	—	280,703

Equity-based compensation	—	612	6	20,226	—	20,232

Net income	—	—	—	—	2,498	2,498

BALANCE AT DECEMBER 31, 2014	—	77,904	779	1,322,494	2,498	1,325,771

Shares of common stock issued in public offerings, net of offering costs		22,540	226	543,298		543,524

Repurchase and retirement of common stock		(69)	(1)	(1,840)		(1,841)

Equity-based compensation		432	4	9,380		9,384

Net loss					(18,254)	(18,254)

BALANCE AT DECEMBER 31, 2015	$—	100,807	$1,008	$1,873,332	$(15,756)	$1,858,584

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2015	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18,254)	$2,498	$62,738
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	154,039	87,844	47,158
Impairment	34,269	4,344	—
Asset retirement obligation accretion	336	142	121
Equity-based compensation	9,384	20,232	—
Amortization of loan fees and note discount	2,219	1,202	1,746
Deferred income taxes	(17,179)	153,468	2,195
Other	(8)	98	(12)
Loss (gain) on sale of assets	306	13	(22,700)
(Gain) loss on derivative instruments	(20,906)	(81,470)	2,607
Net cash receipts (payments) on settled derivatives	89,533	(102)	(886)
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable from related parties	6,698	(4,383)	(3,758)
Other assets	(13,570)	14,952	(17,739)
Interest payable	2,921	8,932	44
Accounts payable and accounts payable to related parties	(13,700)	17,180	(5,380)
Accrued expenses	2,717	(1,793)	7,211
Net cash provided by operating activities	$218,805	$223,157	$73,345
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	634	2	115,339
Acquisition of equity investment	(2,704)	(625)	—
Additions to other property and equipment	(17,126)	(5,475)	(3,265)
Additions to oil and natural gas properties	(855,743)	(810,827)	(231,665)
Net cash used in investing activities	$(874,939)	$(816,925)	$(119,591)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions	—	—	300
Proceeds from issuance of common stock, net	543,524	280,703	—
Distributions	—	(1,663)	(30,000)
Payment of deferred loan costs	2,400	(14,059)	—
Borrowings under long-term debt	65,000	440,512	101,569
Restricted short-term investment	—	—	1,031
Payments on long-term debt	(65,000)	(568,667)	(85,000)
Issuance of senior unsecured notes	198,500	500,000	—
NPI payable	—	—	20,348
Repurchase and retirement of common stock	(1,841)	—	—
Net cash provided by financing activities	$742,583	$636,826	$8,248
NET CHANGE IN CASH	$86,449	$43,058	$(37,998)
CASH AT BEGINNING OF PERIOD	$56,292	$13,234	$51,232
CASH AT END OF PERIOD	$142,741	$56,292	$13,234
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$42,960	$3,897	$3,373
Cash paid for taxes	$3,450	$3,800	$—
NON-CASH ACTIVITIES
Asset retirement obligation acquired	$902	$2,147	$644
Common stock issued for oil and gas properties	$—	$677,402	$—
Deferred tax liabilities recorded for oil and gas property acquisitions	$—	$199,389	$—
Elimination of NPI payable	$—	$36,931	$—
Change in accrued capital expenditures	$(21,463)	$41,573	$4,921

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Description of the Business

RSP Permian, Inc. ("RSP Inc." or the "Company") was formed on September 30, 2013, pursuant to the laws of the state of Delaware to be a holding company for RSP Permian, L.L.C., a Delaware limited liability company (“RSP LLC”). RSP LLC was formed on October 18, 2010 by its management team and affiliates of Natural Gas Partners, a family of energy-focused private equity investment funds (“NGP”). The Company is engaged in the acquisition, exploration, development and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin of West Texas. Until the Company's initial public offering ("IPO") in January 2014 as described below, affiliates of NGP owned over 90% of RSP LLC's outstanding equity.

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

On August 12, 2014, RSP Inc. completed an underwritten public offering of 11.5 million shares of RSP Inc. common stock at $25.65 per share; the Company sold 4.8 million primary shares in the offering raising $118 million in net proceeds. On March 23, 2015, RSP Inc. completed an underwritten public offering of 9.0 million shares raising $127.9 million in net proceeds. On April 10, 2015, the underwriter exercised its option to purchase an additional 1.35 million shares, providing an additional $19.2 million in net proceeds. On August 7, 2015, RSP Inc. completed an underwritten public offering of 8.05 million shares, including the exercise of the underwriter's option to purchase additional shares, raising $178.3 million in net proceeds. On October 13, 2015, RSP Inc. completed an underwritten public offering of 8.74 million shares, including the exercise of the underwriter's option to purchase additional shares, raising $218.1 million in net proceeds.

Basis of Presentation

These financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. All such adjustments are of a normal recurring nature. Transfers of a business between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. The historical results of RSP LLC and Rising Star have been consolidated for all periods presented prior to the IPO date. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries.

Subsequent Events

In the first quarter of 2016, the Company closed on the acquisitions of approximately $28.6 million of additional interests in properties the Company acquired in 2015. These acquisitions were funded by cash on hand.

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

Accounts Receivable

	As of December 31,
	2015	2014
	(In thousands)
Sale of oil and natural gas and related products	$22,166	$24,059
Joint interest owners	5,596	10,400
Derivatives - settled, but uncollected	8,561	5,977
Total accounts receivable	$36,323	$40,436

Accounts receivable, which are primarily from the sale of oil, natural gas and natural gas liquids (“NGLs”), are accrued based on estimates of the volumetric sales and prices the Company believes it will receive. In addition, settled but uncollected derivative contracts, and receivables related to joint interest billings are included in accounts receivable. The Company routinely reviews outstanding balances, assesses the financial strength of its customers and records a reserve for amounts not expected to be fully recovered. The need for an allowance is determined based upon reviews of individual accounts, historical losses, existing economic conditions and other pertinent factors and management's expectations are that all material receivables at period-end will be collected. No bad debt expense was recorded for the years ended December 31, 2015, 2014 or 2013.

Transactions with Related Parties

Prior to the IPO, Collins, Wallace LP and Collins & Wallace Holdings, LLC had non-operated working interests in substantially all of the oil and natural gas assets that the Company operates, and an accounts receivable balance based on these activities. As of December 31, 2015 and 2014, all related party receivable balances have been collected and no amounts remain outstanding.

In August 2014, the Company acquired from Pecos working interests in certain acreage and wells in Glasscock County, Texas for $4.5 million associated with the series of acquisitions in the amount of $257 million as further described in the recent acquisitions section of Note 3 - Acquisitions and Sales of Oil and Natural Gas Property Interests.

In the fourth quarter of 2015, the Company acquired undeveloped acreage and oil and gas producing properties from Wolfberry Partners Resources LLC ("WPR"). These properties are located in the core of the Midland Basin and had an approximate aggregate purchase price of approximately $137 million, subject to certain purchase price adjustments. The majority of WPR is owned both directly, and indirectly, by Ted Collins, Jr. and Michael W. Wallace, who are also members of our board of directors and two of our largest shareholders. Due to the related party nature of the WPR acquisition, only the disinterested members of our board of directors, consistent with our related party transaction policy, reviewed and ultimately approved the transaction. The disinterested directors also chose to hire an investment banking firm to advise them and render an opinion as to the fairness of the acquisition to the Company. Additional details of this acquisition are included in Note 3.

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

The Company may capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. The Company has not capitalized any interest as projects generally lasted less than six months. Costs incurred to maintain wells and related equipment, lease and well operating costs and other exploration costs are expensed as incurred. Gains and losses arising from the sale of properties are generally included in operating income.

Capitalized acquisition costs attributable to proved oil and natural gas properties and leasehold costs are depleted on a field level, based on proved reserves, using the unit-of-production method. Capitalized exploration well costs and development costs, including AROs, are depleted on a field level, based on proved developed reserves. Capitalized acquisition costs attributable to proved oil and natural gas properties and leasehold costs are depleted on a field basis based on proved reserves using the unit-of-production method. Depletion expense for oil and natural gas producing property was $152.8 million, $87.2 million, and $46.9 million, for the years ended December 31, 2015, 2014 and 2013, respectively. Depletion expense is included in depreciation, depletion and amortization in the accompanying consolidated statements of operations.

The Company’s oil and natural gas properties as of December 31, 2015 and December 31, 2014 consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Proved oil and natural gas properties	$2,197,056	$1,585,125
Unproved oil and natural gas properties	878,995	655,678
Total oil and natural gas properties	3,076,051	2,240,803
Less: accumulated depletion and impairment	(357,524)	(171,046)
Total oil and natural gas properties, net	$2,718,527	$2,069,757

In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the anticipated reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. As of December 31, 2015, 2014 and 2013, there were no costs capitalized in connection with exploratory wells in progress.

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

For a property determined to be impaired, an impairment loss equal to the difference between the property’s carrying value and its estimated fair value is recognized. Fair value, on a field basis, is estimated to be the present value of the aforementioned expected future net cash flows. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value.  For the year ended December 31, 2015, impairment expense for proved properties was $19.6 million, which related to properties whose future net revenues were less than the property's carrying value. No impairment of proved property was recorded for the years ended December 31, 2014 and 2013. The calculation of expected future net cash flows in impairment evaluations are mainly based on estimates of future oil and natural gas prices, proved reserves and risk-adjusted probable reserves quantities, and estimates of future production and capital costs associated with our proved and risk-adjusted reserves. The Company's estimates for future oil and natural gas prices used in the impairment evaluations are based on observable prices for the next three years, and then held constant for the remaining lives of the properties. It is reasonably possible that oil and natural gas prices used in future impairment evaluations may decline, which would result in the need to further impair the carrying value of the Company's properties.

Unproved property costs and related leasehold expirations are assessed quarterly for potential impairment and when industry conditions dictate an impairment may be possible. For the year ended December 31, 2015, impairment expense for unproved property was $14.7 million, which primarily related to an expectation that certain leasehold interests would expire and not be renewed, along with certain leasehold interests that may expire or be sold in the future. For the year ended December 31, 2014, impairment expense for unproved property was $4.3 million, which primarily related to an expectation that certain leasehold interests would expire and not be renewed. No impairment of unproved property was recorded for the year ended December 31, 2013.

Natural gas volumes are converted to Boe at the rate of six Mcf of natural gas to one Bbl of oil. This convention is not an equivalent price basis and there may be a large difference in value between an equivalent volume of oil versus an equivalent volume of natural gas. NGL volumes are stated in barrels.

Other Property and Equipment

Other property and equipment includes service wells, computer equipment and software, telecommunications equipment, and furniture and fixtures. These items are recorded at cost, or fair value if acquired through a business acquisition, and are depreciated using straight-line methods based on expected lives of the individual assets or group of assets ranging from 5 to 39 years. Depreciation expense related to such assets for the years ended December 31, 2015, 2014 and 2013 was $1.2 million, $0.9 million and $0.3 million, respectively, and is included in depreciation, depletion and amortization in the accompanying consolidated statements of operations.

Investment in Unconsolidated Subsidiary

The Company invested $3.3 million which is included in "Other long-term assets" on the accompanying consolidated balance sheet and has committed to invest $5 million in the aggregate. This entity will develop, own and operate an integrated water management system to gather, store, process, treat, distribute and dispose of water on behalf of exploration and production companies operating in Midland, Martin, Andrews, and other counties in Texas approved by the board of this entity. Under the terms of the agreement, the Company owns a 25% interest and account for this investment using the equity method of accounting.

Restricted Cash

Restricted cash as of December 31, 2015 and 2014 consisted of certificates of deposit that mature in periods through 2017.

Deferred Loan Costs

Deferred loan costs, for both the revolving credit facility and 6.625% Senior Notes, are stated at cost, net of amortization, which is computed using the effective interest method over the life of the loan. Deferred loan costs of $15.7 million and $15.1 million as of December 31, 2015 and 2014, respectively, net of accumulated amortization, are included in other long-term assets in the accompanying consolidated balance sheets. Amortization of deferred loan costs of $2.2 million, $1.2 million and $1.7 million was recorded for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The ARO consisted of the following for the period indicated:

	Year Ended December 31,
	2015	2014
	(In thousands)
Asset retirement obligation at beginning of period	$4,873	$2,584
Liabilities incurred or assumed	1,857	2,147
Liabilities settled	(3)	—
Accretion expense	336	142
Asset retirement obligation at end of period	$7,063	$4,873

Income Taxes

RSP LLC was organized as a limited liability company and treated as a flow-through entity for federal income tax purposes.  As such, taxable income and any related tax credits were passed through to its members and are included in their tax returns even though such net taxable income or tax credits may not have actually been distributed. Accordingly, provision for federal and state corporate income taxes has been made only for the operations of RSP Inc. beginning on January 23, 2014 in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon the corporate reorganization in connection with the IPO, the Company established a $132.0 million provision for deferred income taxes, which was recognized as tax expense from continuing operations in the first quarter of 2014. This $132.0 million provision, related to our change in tax status, was subsequently adjusted to $95.2 million during the fourth quarter of 2014.  The primary upward adjustments in the effective tax rate above the U.S. statutory rate are the adjustment related to the corporate reorganization noted above along with non-deductible incentive unit compensation.

The following is an analysis of the Company’s consolidated income tax expense (benefit):

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current	$5,184	$4,338	$68
Deferred	(16,867)	153,468	2,194

Income Tax Expense (Benefit)	$(11,683)	$157,806	$2,262

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At December 31, 2015, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

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

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." which requires deferred tax liabilities and assets to be classified as non-current in the balance sheet. An entity is required to adopt ASU 2015-17 for annual and interim reporting periods beginning after December 15, 2016. Earlier adoption is permitted for all entities as of the beginning of an interim or annual reporting period, with prospective or retrospective application for all periods presented in the financial statements. We have elected to adopt this guidance as of the fourth quarter of fiscal year 2015. Accordingly, deferred tax liabilities in the amount of $25.8 million which were formerly classified as current liabilities at December 31, 2014 have been reclassified as long-term liabilities in the consolidated balance sheet.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments," which requires the acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Public entities are required to apply ASU 2015-16 for annual and interim reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of its pending adoption of this guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs." which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt obligation, similar to debt discounts. An entity is required to apply ASU 2015-03 for annual and interim reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of its pending adoption of this guidance on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)," which eliminates the concept of extraordinary items in US GAAP. An entity is required to apply ASU 2015-01 for annual and interim reporting periods beginning after December 15, 2015. An entity may apply ASU 2015-01 prospectively or retrospectively for all periods presented in the financial statements. The Company is currently evaluating the impact of its pending adoption of this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides a comprehensive revenue recognition standard for contracts with customers that supersedes current revenue recognition guidance including industry specific guidance. An entity is required to apply ASU 2014-09 for annual and interim reporting periods beginning after December 15, 2016. An entity can apply ASU 2014-09 using either a full retrospective method, meaning the standard is applied to all of the periods presented, or a modified retrospective method, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements. The Company is currently evaluating the impact of its pending adoption of this guidance on its consolidated financial statements.

NOTE 3—ACQUISITIONS AND SALES OF OIL AND NATURAL GAS PROPERTY INTERESTS

2015 Acquisitions

Glass Ranch Acquisition

In the third quarter of 2015, in separate transactions with multiple sellers, the Company acquired undeveloped acreage and oil and gas producing properties located in Martin and Glasscock counties for an aggregate purchase price of approximately $274 million, subject to certain purchase price adjustments.  Subsequent to the initial closing, certain non-operated working interest owners in these properties elected to sell us their interests for an additional $39 million. Approximately $61.3 million was recorded as proved oil and natural gas properties. The aggregate acquisitions include 6,548 net acres in our core focus area with an average royalty burden of approximately 23%, with production of approximately 1,680 Boe/d and 191 net horizontal drilling locations as of the effective date.  A portion of the acquisitions were initially funded through cash on hand and $50 million drawn on the Company’s revolving credit facility, with the remaining amounts funded with proceeds from both an underwritten public offering of RSP Inc. common stock in August 2015 and the issuance of senior unsecured notes in August 2015.

WPR Acquisition

In the fourth quarter of 2015, the Company acquired undeveloped acreage and oil and gas producing properties for an aggregate purchase price of approximately $137 million, subject to certain purchase price adjustments, from WPR, an entity partly owned by affiliates of the Company.  Approximately $6.5 million of the purchase price is included in accounts payable on the consolidated balance sheet as of December 31, 2015. This remaining amount will be paid when all title issues related to the acquisition have been satisfied. The acquisition includes 4,100 largely contiguous net acres, in the core of the Midland Basin with production of approximately 1,900 Boe/d and 86 net horizontal drilling locations as of the effective date.  The acquisition was funded with proceeds from an underwritten public offering of RSP Inc. common stock that was completed in

October 2015. The majority of WPR is owned both directly, and indirectly, by Ted Collins, Jr. and Michael W. Wallace, who are also members of our board of directors and two of our three largest shareholders.

2014 Acquisitions

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

2013 Acquisitions and Dispositions

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

Pro Forma Results

The Company’s summary pro forma results for the twelve months ended December 31, 2013 were derived from the actual results of the Company’s accounting predecessor, which reflects the combined results of RSP LLC and Rising Star, and have been adjusted to reflect the Collins and Wallace Contributions and the ACTOIL NPI Repurchase, both of which were completed in connection with the IPO on January 23, 2014, as if such transactions had occurred on January 1, 2013. Additionally, the pro forma results for the 2013 periods include the estimated activity associated with the Spanish Trail Acquisition (as defined above), which was completed in September 2013, and the Resolute Sale, which was completed in March 2013, as if each of these transactions had occurred on January 1, 2013.

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

The following table summarizes all open positions as of December 31, 2015:

Contracts Maturing During 2016
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

	Assets		Liabilities
	As of December 31,		As of December 31,
	2015	2014	2015	2014
	(In thousands)
Derivative Instruments:
Current amounts
Commodity contracts	$8,452	$76,990	$(3,994)	$(1,320)

Total derivative instruments	$8,452	$76,990	$(3,994)	$(1,320)

Gains and losses on derivatives are reported in the consolidated statements of operations.

The following represents the Company’s reported gains and losses on derivative instruments for the periods presented:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Gain (loss) on derivative instruments:
Commodity derivative instruments	$20,906	$81,470	$(2,583)
Interest rate derivative instruments	—	—	(24)
Total	$20,906	$81,470	$(2,607)

Offsetting of Derivative Assets and Liabilities

The following table presents the Company’s gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments(a)	Net Amount
	(In thousands)
December 31, 2015
Derivative instrument assets with right of offset or master netting agreements	$8,452	$(3,994)	$4,458
Derivative instrument liabilities with right of offset or master netting agreements	$(3,994)	$3,994	$—

December 31, 2014
Derivative instrument assets with right of offset or master netting agreements	$76,990	$(1,320)	$75,670
Derivative instrument liabilities with right of offset or master netting agreements	$(1,320)	$1,320	$—
_______________________________________
(a)         With all of the Company’s financial trading counterparties, the Company has agreements in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

Credit-Risk Related Contingent Features in Derivatives

None of the Company’s derivative instruments contains credit-risk related contingent features. No amounts of collateral were posted by the Company related to net positions as of December 31, 2015 and 2014.

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

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of December 31, 2015:
Commodity derivative instruments	$—	$4,458	$—	$4,458
Total	$—	$4,458	$—	$4,458

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of December 31, 2014:
Commodity derivative instruments	$—	$75,670	$—	$75,670
Total	$—	$75,670	$—	$75,670

Significant Level 2 assumptions used to measure the fair value of the commodity derivative instruments include current market and contractual commodity prices, implied volatility factors, appropriate risk adjusted discount rates, as well as other relevant data.

Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. There were no transfers between Level 1, Level 2 or Level 3 during the years ended December 31, 2015 and 2014.

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

NOTE 6—LONG-TERM DEBT

Long-term debt, including the effects of issuance discounts, consists of the following:

	As of December 31,
	2015	2014
	(In millions)

Revolving credit facility	$—	$—
6.625% Senior notes	698.7	500.0

Total long-term debt	$698.7	$500.0

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

The Company was in compliance with such covenants and ratios as of December 31, 2015.

Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Company has a choice of borrowing in Eurodollars or at the alternate base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the quotient of: (i) the LIBOR Rate divided by (ii) a percentage equal to 100% minus the maximum rate on such date at which the Administrative Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of its borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s referenced rate; (ii) the federal funds effective rate plus 100 basis points; and (iii) the adjusted LIBOR rate plus 100 basis points, plus an applicable margin ranging from 0 to 100 basis points, depending on the percentage of its borrowing base utilized, plus a facility fee of 0.50% charged on the borrowing base amount. At December 31, 2015, the prime borrowing rate of interest under the Company’s revolving credit facility was 3.50%. RSP LLC may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs. As of December 31, 2015, the revolving credit facility has a margin of 1.00% to 2.00% plus LIBOR, plus a facility fee of 0.50% charged on the borrowing base amount.

The amount available to be borrowed under the revolving credit facility is subject to a borrowing base that is re-determined semiannually each May and November and depends on the volumes of proved oil and natural gas reserves and estimated cash flows from these reserves and commodity hedge positions. The borrowing base under the Company’s amended and restated credit agreement is $600 million as of December 31, 2015, with lender commitments of $1 billion. The maturity date of the Company's revolving credit facility is August 29, 2019.

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

The Company incurred approximately $11.3 million of debt issuance costs related to the 2014 note issuance and $2.4 million related to the 2015 note issuance, which is included in “Other long-term assets” on the Company's consolidated balance sheets and will be amortized to interest expense, net, over the life of the notes using the effective interest method. In the event of certain changes in control of the Company, each holder of notes will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. RSP LLC, our 100% owned and only subsidiary, has fully and unconditionally guaranteed the notes. RSP Inc. does not have independent assets or operations. The terms of the notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets. In June 2015, the Company exchanged $500.0 million of these notes for registered notes with the same terms. In February 2016, the Company exchanged $200.0 million of these notes for registered notes with the same terms. The Company was in compliance with the provisions of the indenture governing the senior unsecured notes as of December 31, 2015.

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

NOTE 8—MAJOR CUSTOMERS AND SUPPLIERS

Dependence on Major Customers

The Company believes, due to the competitive nature of goods and services supporting the oil and natural gas industry, plus access to several marketing alternatives, that it is not significantly dependent on any single purchaser. The following purchasers accounted for 10% or greater of total revenues for the periods indicated:

	Percentage of Total Revenues for the Year Ended December 31,
	2015	2014	2013
Shell Trading (US) Company	37%	31%	40%
Phillips 66 Company	22%	—%	—%
Enterprise Crude Oil LLC	12%	24%	14%
Diamondback E&P, LLC	13%	14%	11%
Plains Marketing, L.P.	—%	—%	13%
Permian Transport & Trading	5%	21%	—%

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

NOTE 9—EQUITY-BASED COMPENSATION

Equity-based compensation expense, which was recorded in General and administrative expenses, was $9.4 million and $20.2 million for the twelve months ended December 31, 2015 and 2014, respectively. Equity-based compensation expense in the 2014 period includes expense related to incentive units. Expenses related to incentive units are described in more detail below. Incentive unit expense, which was also recorded in General and administrative expenses, was $14.7 million for the twelve months ended December 31, 2014.

Restricted Stock Awards

In connection with the IPO, the Company adopted the RSP Permian, Inc. 2014 Long Term Incentive Plan (the “LTIP”) for the employees, consultants and directors of the Company and its affiliates who perform services for the Company.

Equity-based compensation expense for awards under the LTIP was $6.4 million and $4.7 million for the twelve months ended December 31, 2015 and 2014, respectively. The Company views restricted stock awards with graded vesting as single awards with an expected life equal to the average expected life and amortize the awards on a straight-line basis over the life of the awards.

The compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of December 31, 2015, the Company had unrecognized compensation expense of $7.9 million related to restricted stock awards which is expected to be recognized over a weighted average period of 1.5 years.

The following table represents restricted stock award activity for the twelve months ended December 31:

	2015		2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Restricted shares outstanding, beginning of period	477,767	$23.71	—	$—
Restricted shares granted	279,181	27.18	489,544	23.69
Restricted shares canceled	(6,640)	26.43	(11,777)	23.03
Restricted shares vested	(250,779)	22.97	—	—
Restricted shares outstanding, end of period	499,529	$25.99	477,767	$23.71

Performance-Based Restricted Stock Awards

In June 2014, performance-based restricted stock awards were granted containing predetermined market conditions with a cliff vesting period of 2.75 years. The Company granted 134,400 of these shares at a 100% of target payout while the conditions of the grants allow for a payout ranging between no payout and 200% of target. In March 2015, an additional grant of performance-based restricted stock awards were granted containing predetermined market conditions with a cliff vesting period of 2.83 years. We granted 159,932 of these shares at a 100% of target payout while the conditions of the grants allow for a payout ranging between no payout and 200% of target.

Equity-based compensation for these awards was $3.0 million and $0.8 million for the twelve months ended December 31, 2015 and 2014, respectively. The compensation expense for the market conditions is based on a per share value using a Monte-Carlo simulation. The unrecognized compensation expense related to these shares is approximately $6.3 million as of December 31, 2015 and is expected to be recognized over the next 1.87 years. The payout level is calculated based on actual total shareholder return performance achieved during the performance period compared to a defined peer group of comparable public companies.

The following table represents performance-based restricted stock award activity for the twelve months ended December 31:

	2015		2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Restricted shares outstanding, beginning of period	134,400	$28.14	—	$—
Restricted shares granted	159,932	31.74	134,400	28.14
Restricted shares outstanding, end of period	294,332	$31.41	134,400	$28.14

Incentive Units

Pursuant to the LLC Agreement of RSP LLC, certain incentive units were available to be issued to the Company’s management and employees. After successful completion of the IPO, the performance conditions associated with certain incentive units were deemed probable of reaching payout. For the twelve months ended December 31, 2014, the Company recognized non-cash compensation expense of $14.7 million, respectively, related to these incentive units. In December 2014, the incentive unit plan was concluded and all awards remaining under the incentive unit plans were allocated according to performance criteria established at the adoption of the plan. These incentive units determined the stock allocation of shares held by RSP Permian Holdco, between management and NGP and had no dilutive impact, or cash impact, to shareholders of

RSP Permian, Inc. In periods subsequent to 2014, there will be no additional expense recognized related to these incentive units.

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

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both December 31, 2015 and 2014, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

Leases

The Company leases office space in Midland and Dallas Texas. These leases run through 2019 and 2021, respectively. Rent expense for the year ended December 31, 2015, 2014, and 2013 was $0.9 million and $0.5 million, and $0.2 million respectively.

Contractual Obligations

A summary of the Company's contractual obligations as of December 31, 2015 is provided in the following table (in thousands).

	Payments Due by Period For the Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
	(In thousands)
Revolving credit facility (1)	$—	$—	$—	$—	$—	$—	$—
6.625% Senior Notes (2)	—	—	—	—	—	700,000	700,000
Interest cost (3)	46,375	46,375	46,375	46,375	46,375	92,750	324,625
Drilling rig commitments (4)	19,933	3,035	—	—	—	—	22,968
Office and equipment leases	1,316	1,201	1,018	844	138	70	4,587
Asset retirement obligations (5)	—	—	—	—	—	7,063	7,063
Total	$67,624	$50,611	$47,393	$47,219	$46,513	$799,883	$1,059,243

(1) This table does not include future commitment fees, amortization of deferred financing costs, interest expense or other fees on our revolving credit facility because obligations thereunder are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. Any borrowings under the revolving credit facility must be repaid by August 2019.
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

NOTE 11—EARNINGS PER SHARE

Earnings per Share

The Company’s basic earnings per share amounts have been computed using the two-class method based on the weighted-average number of shares of common stock outstanding for the period.  Because the Company recognized a net loss for the year ended December 31, 2015, unvested restricted share awards were not recognized in earnings per share calculations as they would be antidilutive.  A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	As of December 31,
	2015	2014

Numerator:
Net income (loss) available to stockholders	$(18,254)	$2,498
Basic net income allocable to participating securities (1)	—	15
Income (loss) available to stockholders	$(18,254)	$2,483

Denominator:
Weighted average number of common shares outstanding - basic	86,770	71,898
Effect of dilutive securities:
Restricted stock	—	—
Weighted average number of common shares outstanding - diluted	86,770	71,898

Net income (loss) per share:
Basic	$(0.21)	$0.03
Diluted	$(0.21)	$0.03
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

The components of the provision for income taxes for the year ended December 31, 2015 is as follows:

	For the year ended December 31,
	2015	2014
	(In thousands)
Current Income Tax Provision (Benefit):
Federal	$5,504	$4,111
State	(320)	227
Total income tax provision (benefit)	5,184	4,338
Deferred Income Tax Provision (Benefit):
Federal	$(9,649)	$157,806
State	(1,714)	(227)
Federal alternative minimum tax	(5,504)	(4,111)
Total deferred income tax provision (benefit)	(16,867)	153,468
Total Provision for (benefit from) Income Taxes	$(11,683)	$157,806

Included in the deferred federal income tax provision for 2014 above is $95.2 million related to the Company's change in tax status.

A reconciliation of the statutory federal income tax amount to the recorded expense is as follows:

	For the year ended December 31,
	2015	2014
	(In thousands)
Income tax expense (benefit) at the federal statutory rate (35%)	$(10,478)	$56,106
Income tax expense relating to change in tax status	—	95,162
State income tax expense (benefit), net of federal tax benefit	(1,322)	1,081
Non-deductible expenses	69	5,457
Other	48	—
Provision for (benefit from) income taxes	$(11,683)	$157,806

Prior to the Company's change in tax status in January 2014, income taxes did not significantly impact the results of operations for 2013 or 2012.

The components of the Company’s deferred tax assets and liabilities are as follows:

	For the year ended December 31,
	2015	2014
	(In thousands)
Noncurrent:
Deferred tax assets
Net operating loss carryforwards (subject to 20 year expiration)	58,590	13,604
Alternative minimum tax credit carryforward	9,615	4,111
Other	4,858	3,111
Total noncurrent deferred tax assets	73,063	20,826
Deferred tax liabilities
Oil and natural gas properties and equipment	(409,380)	(348,928)
Other	(1,555)	(26,949)
Total noncurrent deferred tax liabilities	(410,935)	(375,877)
Net noncurrent deferred tax liabilities	$(337,872)	$(355,051)
Federal net operating loss carryforwards totaled $168.3 million and $38.9 million at December 31, 2015 and 2014, respectively, and will begin to expire in 2034.

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF OIL AND NATURAL GAS OPERATIONS (UNAUDITED)

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

Costs incurred in the acquisition and development of oil and natural gas assets are presented below for the years ended December 31:

	2015	2014 (1)	2013
	(In thousands)
Property acquisition costs:
Proved	$104,532	$581,307	$86,958
Unproved	351,806	622,210	7,875
Exploration costs	—	16,762	—
Development costs	378,910	462,063	136,832
Total costs incurred	$835,248	$1,682,342	$231,665

(1) Includes non-cash additions in connection with the Company's IPO in 2014 of approximately $842 million.

Capitalized Oil and Natural Gas Costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, amortization and impairment are presented below for the years ended December 31:

	2015	2014
	(In thousands)
Capitalized costs:
Proved	$2,197,056	$1,585,125
Unproved	878,995	655,678
	$3,076,051	$2,240,803
Less accumulated depreciation, depletion, amortization and impairment	(357,524)	(171,046)
Net capitalized costs	$2,718,527	$2,069,757

Results of Oil and Natural Gas Producing Activities

The results of operations of oil and natural gas producing activities (excluding corporate overhead and interest costs) are presented below for the years ended December 31:

	2015	2014	2013
	(In thousands)
Revenues:
Oil and natural gas sales	$283,992	$281,925	$123,042
Costs:
Lease operating expenses	53,124	34,704	14,113
Production and ad valorem taxes	19,995	19,758	8,326
Depreciation, depletion, and amortization	154,039	87,844	47,158
Asset retirement obligation accretion	336	142	121
Impairments	34,269	4,344	—
Exploration	2,380	3,854	551
Income tax expense (benefit)	(11,683)	157,806	2,262
Results of operations	$31,532	$(26,527)	$50,511

Net Proved Oil and Natural Gas Reserves

The Company’s proved oil and natural gas reserves as of December 31, 2015 were audited by independent third party reserve engineers. The Company's proved oil and natural gas reserves as of December 31, 2014, and the Predecessor’s proved oil and natural gas reserves as of December 31, 2013, were prepared by independent third party reserve engineers. In accordance with SEC regulations, reserves at December 31, 2015, 2014, and 2013 were estimated using the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, the estimates may change as future information becomes available.

An analysis of the change in estimated quantities of oil and natural gas reserves, all of which are located within the United States, for the years ended December 31, 2015, 2014, and 2013 is as follows:

	Natural Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	MBoe
Proved developed and undeveloped reserves:
As of January 1, 2013	40,692	20,863	4,956	32,600
Revisions of previous estimates	(2,628)	(941)	(2,465)	(3,844)
Extensions, discoveries and other additions	8,151	6,301	3,440	11,099
Divestitures	(14,687)	(5,156)	—	(7,603)
Purchases of minerals in place	5,872	3,832	1,232	6,044
Production	(1,597)	(1,167)	(250)	(1,683)
As of December 31, 2013	35,803	23,732	6,913	36,613

Revisions of previous estimates	(5,477)	223	2,219	1,529
Extensions, discoveries and other additions	25,229	30,023	5,897	40,125
Purchases of minerals in place	39,841	18,344	7,428	32,412
Production	(2,974)	(3,049)	(718)	(4,263)
As of December 31, 2014	92,422	69,273	21,739	106,416

Revisions of previous estimates	(20,205)	(12,886)	(4,251)	(20,505)
Extensions, discoveries and other additions	55,313	50,375	6,971	66,565
Purchases of minerals in place	10,968	10,178	2,373	14,379
Production	(4,991)	(5,805)	(1,045)	(7,682)
As of December 31, 2015	133,507	111,135	25,787	159,173

Proved developed reserves:
December 31, 2013	14,396	9,533	2,703	14,636
December 31, 2014	35,921	27,716	8,221	41,924
December 31, 2015	56,640	44,128	11,020	64,588

Proved undeveloped reserves:
December 31, 2013	21,407	14,199	4,210	21,977
December 31, 2014	56,501	41,557	13,518	64,492
December 31, 2015	76,867	67,007	14,767	94,585

The tables above include changes in estimated quantities of oil and natural gas reserves shown in MBbl equivalents (“MBoe”) at a rate of six MMcf per one MBbl.

For the year ended December 31, 2015, the Company’s negative revision of previous estimated quantities of 20,505 MBoe is primarily due to negative revisions due to pricing of 19,641 MBoe. Extensions, discoveries and other additions of 66,565 MBoe during 2015, result primarily from the drilling of new wells during the year and from new proved undeveloped locations added during the year.  The purchase of minerals in place of 14,379 MBoe during 2015 were related to several acquisitions during the year, as described in Note 3.

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

The estimates of future cash flows and future production and development costs as of December 31, 2015, 2014, and 2013 are based on the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows at December 31:

	2015	2014	2013
	(In thousands)
Future cash inflows	$5,964,332	$7,015,504	$2,547,566
Future production costs	(1,855,044)	(2,025,302)	(727,939)
Future development costs	(1,187,244)	(1,182,981)	(378,695)
Future income tax expenses(1)	(699,070)	(1,154,808)	—
Future net cash flows	2,222,974	2,652,413	1,440,932
10% discount for estimated timing of cash flows	(1,426,958)	(1,776,282)	(890,217)
Standardized measure of discounted future net cash flows	$796,016	$876,131	$550,715

(1)         Future net cash flows for 2013 do not include the effects of income taxes on future revenues because the Predecessor was a limited liability company not subject to entity-level income taxation. Accordingly, no provision for federal or state corporate income taxes has been provided because taxable income was passed through to the Predecessor’s equity holders. Following our change in tax status in January 2014, the Company is a subchapter C corporation subject to U.S. federal and state income taxes. If the Predecessor had been subject to entity-level income taxation, the unaudited pro forma future income tax expense at December 31, 2013 would have been $247.4 million.

In the foregoing determination of future cash inflows, sales prices used for gas and oil for December 31, 2015, 2014 and 2013 were estimated using the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for each month. Prices were adjusted by lease for quality, transportation fees and regional price differentials. Future costs of developing and producing the proved gas and oil reserves reported at the end of each year shown were based on costs determined at each such year-end, assuming the continuation of existing economic conditions.

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

Changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	2015	2014	2013
	(In thousands)
Standardized measure of discounted future net cash flows, beginning of year	$876,131	$550,715	$454,173
Changes in the year resulting from:
Sales, less production costs	(210,874)	(223,608)	(100,052)
Revisions of previous quantity estimates	(192,081)	20,892	(53,557)
Extensions, discoveries and other additions	440,744	646,855	157,086
Net change in prices and production costs	(537,613)	(74,081)	45,388
Changes in estimated future development costs	14,480	(7,858)	2,318
Previously estimated development costs incurred during the period	107,829	44,925	46,938
Divestiture of reserves	—	—	(151,440)
Purchases of minerals in place	95,207	366,106	94,751
Accretion of discount	131,764	55,072	45,417
Net change in income taxes	164,377	(441,506)	—
Timing differences and other	(93,948)	(61,381)	9,693
Standardized measure of discounted future net cash flows, end of year	$796,016	$876,131	$550,715

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

NOTE 14 - QUARTERLY FINANCIAL DATA (Unaudited)

The Company’s unaudited quarterly financial data for 2015 and 2014 is summarized below.

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$51,375	$78,465	$80,644	$73,508
Operating income (loss)	(4,568)	10,912	7,443	(21,564)
Income tax (expense) benefit	330	6,001	(4,953)	10,307
Net income (loss)	$(1,024)	$(5,453)	$8,974	$(20,751)

Earnings (loss) per share:
Basic and diluted	$(0.01)	$(0.07)	$0.10	$(0.21)

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$57,758	$74,062	$70,645	$79,458
Operating income (loss)	12,657	30,576	33,160	16,512
Income tax (expense) benefit	(135,213)	(4,948)	(20,704)	3,060
Net income (loss)	$(127,530)	$8,226	$32,297	$89,503

Earnings (loss) per share:
Basic and diluted	$(2.03)	$0.11	$0.43	$1.15

In the first quarter of 2014, the Company established a $132 million provision for deferred income taxes related to the corporate reorganization, which occurred in connection with the IPO. This $132 million provision, related to our change in tax status, was then reduced by $37 million in the fourth quarter of 2014 as a result of correcting an error associated with the initial tax basis utilized in the computation of deferred tax liabilities associated with oil and gas properties. As a result of an evaluation of both quantitative and qualitative factors associated with this adjustment to deferred tax liabilities and the related income tax expense, the Company concluded that this correction was not material to any interim period that was affected. The $37 million was recorded as an adjustment of our fourth quarter income tax provision. In the fourth quarter of 2014, the third quarter of 2015, and the fourth quarter of 2015, impairment expense was $4.3 million, $4.2 million, and $30.0 million, respectively.

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1/A (File No. 333-192268) filed with the Commission on January 13, 2014).
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
4.6
Registration Rights Agreement, dated as of August 10, 2015, by and among the Company, RSP Permian, L.L.C. and Goldman, Sachs, & Co. (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (File No. 001-36264) filed with the Commission on August 12, 2015).

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

10.5
Fourth Amendment to Amended and Restated Credit Agreement, dated August 24, 2015, by and among RSP Permian, L.L.C., as borrower, Comerica Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-36264) filed with the Commission on August 25, 2015).

10.6(c)	2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on January 22, 2014).
10.7(c)
Form of Restricted Stock Grant and Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on April 16, 2014).

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
10.10(c)
Executive Change in Control and Severance Benefit Plan of RSP Permian, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1/A (File No. 333-196388) filed with the Commission on July 25, 2014).

10.11
Purchase and Sale Agreement, dated July 22, 2014, by and among Adventure Exploration Partners II, LLC, Alpine Oil Company, JM Cox Resources, LP and D.R.E. Interests, LLC, as sellers, and RSP Permian, L.L.C., as purchaser (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 001-36264) filed with the Commission on July 25, 2014).

10.12
Purchase and Sale Agreement, dated November 17, 2015, by and between Wolfberry Partners Resources LLC, as seller, and RSP Permian, L.L.C., as purchaser (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on November 23, 2015).

10.13
Surface Use and Settlement Agreement, dated November 17, 2015, by and between Collins & Wallace Holdings, LLC and RSP Permian, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on November 23, 2015).

21.1(a)	Subsidiaries of RSP Permian, Inc.
23.1(a)	Consent of Grant Thornton LLP.
23.2(a)	Consent of Netherland, Sewell & Associates, Inc.
31.1(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.
31.2(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.
32.1(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.
99.1(a)	Netherland, Sewell & Associates, Inc. Summary of Reserves at December 31, 2015.
101.INS(a)	XBRL Instance Document.
101.SCH(a)	XBRL Taxonomy Extension Schema Document.
101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(a)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document.

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