Form 10-Q
period 2016-03-31
RSP Permian, Inc.
filed 2016-05-02
CIK 1588216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The registrant had 101,644,918 shares of common stock outstanding at April 30, 2016.

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

“Drilled but uncompleted well.” A well that has been drilled but has not undergone the final steps of hydraulic fracturing and procedures necessary to place the well on production.

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

“We,” “our,” “us” or like terms and the “Company” and "RSP" refer to, prior to the IPO Transactions (as defined in "Part I, Item 1. Business-History and Formation" in our Annual Report on Form 10-K for the year ended December 31, 2015), RSP Permian, L.L.C. and, after the IPO Transactions; to RSP Permian, Inc. and its subsidiary, RSP Permian, L.L.C.

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

“WTI.” West Texas Intermediate.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Report, including, without limitation, statements containing the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “will,” “may,” “should,” “would,” “could” or other similar expressions, and statements regarding the Company's business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important known factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the volatility of commodity prices, product supply and demand, competition, access to and cost of capital, uncertainties about estimates of reserves and resource potential and the ability to add proved reserves in the future, the assumptions underlying production forecasts, the quality of technical data, environmental and weather risks, including the possible impacts of climate change, the ability to obtain environmental and other permits and the timing thereof, government regulation or action, the costs and results of drilling and operations, the availability of equipment, services, resources and personnel required to complete the Company’s operating activities, access to and availability of transportation, processing and refining facilities, the financial strength of counterparties to the Company’s credit facility and derivative contracts and the purchasers of the Company’s production and service providers to the Company, and acts of war or terrorism. For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.
 RSP PERMIAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$73,624	$142,741
Accounts receivable	30,802	36,323
Derivative instruments	5,113	8,452
Other assets	35	24
Total current assets	109,574	187,540
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	3,176,190	3,076,051
Accumulated depletion	(401,666)	(357,524)
Total oil and natural gas properties, net	2,774,524	2,718,527
Other property and equipment, net	37,946	40,103
Total property, plant and equipment	2,812,470	2,758,630
OTHER LONG-TERM ASSETS
Restricted cash	152	152
Other long-term assets	20,298	21,111
Total other long-term assets	20,450	21,263
TOTAL ASSETS	$2,942,494	$2,967,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,664	$15,569
Accounts payable, related party	—	6,459
Accrued expenses	39,240	39,231
Interest payable	23,679	12,149
Derivative instruments	2,209	3,994
Total current liabilities	75,792	77,402
LONG-TERM LIABILITIES
Asset retirement obligations	8,542	7,063
Long-term debt	686,905	686,512
Deferred taxes	328,574	337,872
Total long-term liabilities	1,024,021	1,031,447
Total liabilities	1,099,813	1,108,849
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 300,000,000 shares authorized, 101,657,758 shares issued and outstanding at March 31, 2016; 100,807,286 shares issued and outstanding at December 31, 2015	1,017	1,008
Additional paid-in capital	1,874,836	1,873,332
Accumulated deficit	(33,172)	(15,756)
Total stockholders' equity	1,842,681	1,858,584
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,942,494	$2,967,433

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
REVENUES
Oil sales	$51,690	$47,305
Natural gas sales	2,403	2,233
NGL sales	1,722	1,837
Total revenues	55,815	51,375
OPERATING EXPENSES
Lease operating expenses	$13,091	$12,611
Production and ad valorem taxes	4,153	4,197
Depreciation, depletion and amortization	44,558	31,502
Asset retirement obligation accretion	113	84
Impairment of unproved properties	173	—
Exploration expenses	64	1,178
General and administrative expenses	8,005	6,371
Total operating expenses	70,157	55,943
OPERATING LOSS	(14,342)	(4,568)
OTHER INCOME (EXPENSE)
Other income, net	$173	$200
Net gain on derivative instruments	396	12,330
Interest expense	(12,941)	(9,316)
Total other income (expense)	(12,372)	3,214
LOSS BEFORE TAXES	(26,714)	(1,354)
INCOME TAX BENEFIT	9,298	330
NET LOSS	$(17,416)	$(1,024)

Loss per common share:
Basic	$(0.17)	$(0.01)
Diluted	$(0.17)	$(0.01)
Weighted average shares outstanding:
Basic	100,060	78,190
Diluted	100,060	78,190

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AT DECEMBER 31, 2015	100,807	$1,008	$1,873,332	$(15,756)	$1,858,584

Repurchase and retirement of common stock	(66)	(1)	(1,580)	—	(1,581)

Equity-based compensation	917	10	3,084	—	3,094

Net loss	—	—	—	(17,416)	(17,416)

BALANCE AT MARCH 31, 2016	101,658	$1,017	$1,874,836	$(33,172)	$1,842,681

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,416)	$(1,024)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	44,558	31,502
Asset retirement obligation accretion	113	84
Impairment of unproved properties	173	—
Equity based compensation	3,094	2,142
Amortization of loan fees	652	479
Deferred income taxes	(9,298)	(1,514)
Other	(10)	58
Net gain on derivative instruments	(396)	(12,330)
Net cash receipts from settled derivatives	9,861	25,428
Changes in operating assets and liabilities:
Accounts receivable	(2,400)	972
Other assets	1,363	(7,783)
Accounts payable and accounts payable to related parties	(11,364)	(13,614)
Accrued expenses	(4,427)	(27,839)
Interest payable	11,530	8,191
Net cash provided by operating activities	$26,033	$4,752
CASH FLOWS FROM INVESTING ACTIVITIES
Additional investment in unconsolidated subsidiary	(800)	—
Additions to other property and equipment	(600)	(1,963)
Additions to oil and natural gas properties	(92,169)	(82,446)
Net cash used in investing activities	$(93,569)	$(84,409)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	127,882
Borrowings under long-term debt	—	15,000
Payments on long-term debt	—	(15,000)
Repurchase and retirement of common stock	(1,581)	(1,735)
Net cash (used in) provided by financing activities	$(1,581)	$126,147
NET CHANGE IN CASH	$(69,117)	$46,490
CASH AT BEGINNING OF PERIOD	$142,741	$56,292
CASH AT END OF PERIOD	$73,624	$102,782
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$758	$646
Cash paid for taxes	$2,000	$600
NON-CASH ACTIVITIES
Asset retirement obligation acquired	$227	—
Change in accrued capital expenditures	$4,436	$(25,232)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Description of the Business

RSP Permian, Inc. ("RSP Inc." or the "Company") was formed on September 30, 2013, pursuant to the laws of the state of Delaware to be a holding company for RSP Permian, L.L.C., a Delaware limited liability company (“RSP LLC”). RSP LLC was formed on October 18, 2010, by its management team and affiliates of Natural Gas Partners, a family of energy-focused private equity investment funds (“NGP”). The Company is engaged in the acquisition, exploration, development and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin of West Texas. The Company priced its initial public offering ("IPO") and began trading on the New York Stock Exchange under the ticker RSPP in January 2014. Additional background on the Company, its IPO and subsequent public stock offerings, along with details of the ownership of the Company, are available in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and other documents filed with the Securities and Exchange Commission ("SEC").

Basis of Presentation

These financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The financial statements in this Quarterly Report on Form 10–Q should be read together with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which contains a complete summary of the Company's significant accounting policies and disclosures.

Subsequent Events

The Company has evaluated subsequent events in preparing its consolidated financial statements. There were no material subsequent events requiring additional disclosure in the financial statements.

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

Accounts Receivable

	As of March 31, 2016	As of December 31, 2015
	(In thousands)
Sale of oil, natural gas and natural gas liquids	$22,534	$22,166
Joint interest owners	7,618	5,596
Derivatives - settled, but uncollected	650	8,561
Total accounts receivable	$30,802	$36,323

Accounts receivable, which are primarily from the sale of oil, natural gas and natural gas liquids (“NGLs”), are accrued based on estimates of the volumetric sales and prices the Company believes it will receive. In addition, settled but uncollected derivative contracts, and receivables related to joint interest billings are included in accounts receivable. The Company routinely reviews outstanding balances, assesses the financial strength of its customers and records a reserve for amounts not expected to be fully recovered. The need for an allowance is determined based upon reviews of individual accounts, historical losses, existing economic conditions and other pertinent factors and management's expectations are that all material receivables at period-end will be collected. Bad debt expense was zero for each of the three months ended March 31, 2016 and 2015, respectively.

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

The Company may capitalize interest on expenditures for significant exploration and development projects that last more than six months, while activities are in progress to bring the assets to their intended use. The Company has not capitalized any interest as projects generally lasted less than six months. Costs incurred to maintain wells and related equipment, lease and well operating costs and other exploration costs are expensed as incurred. Gains and losses arising from the sale of properties are generally included in operating income.

Capitalized acquisition costs attributable to proved oil and natural gas properties and leasehold costs are depleted on a field level, based on proved reserves, using the unit-of-production method. Capitalized exploration well costs and development costs, including AROs, are depleted on a field level, based on proved developed reserves. For the three months ended March 31, 2016 and 2015, depletion expense for oil and natural gas producing property was $44.2 million and $31.2 million, respectively. Depletion expense is included in depreciation, depletion and amortization in the accompanying consolidated statements of operations.

The Company’s oil and natural gas properties as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Proved oil and natural gas properties	$2,294,412	$2,197,056
Unproved oil and natural gas properties	881,778	878,995
Total oil and natural gas properties	3,176,190	3,076,051
Less: Accumulated depletion	(401,666)	(357,524)
Total oil and natural gas properties, net	$2,774,524	$2,718,527

In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the anticipated reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. As of March 31, 2016 and December 31, 2015, there were no costs capitalized in connection with exploratory wells in progress.

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

For a property determined to be impaired, an impairment loss equal to the difference between the property’s carrying value and its estimated fair value is recognized. Fair value, on a field basis, is estimated to be the present value of the aforementioned expected future net cash flows. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value. No impairment of proved property was recorded for the three months ended March 31, 2016 or 2015. The calculation of expected future net cash flows in impairment evaluations are mainly based on estimates of future oil and natural gas prices, proved reserves and risk-adjusted probable reserves quantities, and estimates of future production and capital costs associated with our proved and risk-adjusted reserves. The Company's estimates for future oil and natural gas prices used in the impairment evaluations are based on observable prices for the next three years, and then held constant for the remaining lives of the properties. It is reasonably possible that oil and natural gas prices used in future impairment evaluations may decline, which would result in the need to further impair the carrying value of the Company's properties.

Unproved property costs and related leasehold expirations are assessed quarterly for potential impairment and when industry conditions dictate an impairment may be possible. For the three months ended March 31, 2016, impairment expense of unproved property was $0.2 million which primarily related to an expectation that certain leasehold interests would expire and not be renewed, along with certain leasehold interests that may expire or be sold in the future. No impairment of unproved property was recorded for the three months ended March 31, 2015.

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

The ARO consisted of the following for the period indicated:

Three Months Ended March 31, 2016
(In thousands)
Asset retirement obligation at beginning of period	$7,063
Liabilities incurred or assumed	1,368
Liabilities settled	(2)
Accretion expense	113
Asset retirement obligation at end of period	$8,542

Income Taxes

The following is an analysis of the Company’s consolidated income tax benefit:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Current	$—	$1,184
Deferred	(9,298)	(1,514)

Income Tax Benefit	$(9,298)	$(330)

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At March 31, 2016, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

The Company’s U.S. federal income tax returns for 2011 and beyond, and its Texas franchise tax returns for 2010 and beyond, remain subject to examination by the taxing authorities. No other jurisdiction’s returns are significant to the Company’s financial position.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2016-09, “Compensation - Stock Compensation Topic 718: Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment award transactions. These simplifications include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Public entities are required to apply ASU 2016-09 for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of its pending adoption of this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires all lease transactions (with terms in excess of 12 months) to be recognized on the balance sheet as lease assets and lease liabilities. Public entities are required to apply ASU 2016-02 for annual and interim reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of this guidance on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments," which requires the acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Public entities are required to apply ASU 2015-16 for annual and interim reporting periods beginning after December 15, 2015. The adoption of this guidance in the first quarter of 2016 did not have a material effect on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs." which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt obligation, similar to debt discounts. The Company adopted this guidance in the first quarter of 2016. Accordingly, debt issuance costs in the amount of $12.1 million which were formerly classified as long-term assets at December 31, 2015 have been reclassified as a deduction from the carrying amount of our senior notes in the consolidated balance sheet.

In January 2015, the FASB issued ASU 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)," which eliminates the concept of extraordinary items in US GAAP. An entity is required to apply ASU 2015-01 for annual and interim reporting periods beginning after December 15, 2015. An entity may apply ASU 2015-01 prospectively or retrospectively for all periods presented in the financial statements. The adoption of this guidance in the first quarter of 2016 did not have a material effect on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which requires a company’s management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). An entity is required to apply ASU 2014-15 for annual and interim reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of this guidance on its consolidated financial statements.

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

NOTE 3—ACQUISITIONS OF OIL AND NATURAL GAS PROPERTY INTERESTS

Glass Ranch Acquisition

In the third quarter of 2015, in separate transactions with multiple sellers, the Company acquired undeveloped acreage and oil and gas producing properties located in Martin and Glasscock counties for an aggregate purchase price of approximately $274 million, subject to certain purchase price adjustments.  Subsequent to the initial closing, certain non-operated working interest owners in these properties elected to sell us their interests for an additional $39 million. Approximately $61.3 million was recorded as proved oil and natural gas properties. The aggregate acquisitions include 6,548 net acres in our core focus area with an average royalty burden of approximately 23%, with production of approximately 1,680 Boe/d and 191 net horizontal drilling locations as of the effective date.  The acquisitions were permanently funded with proceeds from both an underwritten public offering of RSP Inc. common stock in August 2015 and the issuance of senior unsecured notes in August 2015.

WPR Acquisition

In the fourth quarter of 2015, the Company acquired undeveloped acreage and oil and gas producing properties for an aggregate purchase price of approximately $137 million, subject to certain purchase price adjustments, from Wolfberry Partners Resources LLC ("WPR"), an entity partly owned by affiliates of the Company.  The acquisition included 4,100 largely contiguous net acres, in the core of the Midland Basin with production of approximately 1,900 Boe/d and 86 net horizontal drilling locations as of the effective date.  The acquisition was funded with proceeds from an underwritten public offering of RSP Inc. common stock that was completed in October 2015. The majority of WPR is owned both directly, and indirectly, by Ted Collins, Jr. and Michael W. Wallace, who are also members of our board of directors and two of our largest shareholders. Due to the related party nature of the WPR acquisition, only the disinterested members of our board of directors, consistent with our related party transaction policy, reviewed and ultimately approved the transaction.

In the first quarter of 2016, the Company closed on acquisitions of approximately $29.1 million of additional working interests in the properties noted above from certain other non-operated working interest owners. These acquisitions were funded with cash on hand.

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

The following table summarizes all open positions as of March 31, 2016:

Contracts Expiring in 2016

Crude Oil Collars:
Notional volume (Bbl)	360,000
Weighted average ceiling price ($/Bbl)(1)	$74.41
Weighted average floor price ($/Bbl)(1)	$55.00
Weighted average short put price ($/Bbl)(1)	$45.00

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

	Assets		Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(In thousands)
Derivative Instruments:
Current amounts
Commodity contracts	$5,113	$8,452	$(2,209)	$(3,994)

Total derivative instruments	$5,113	$8,452	$(2,209)	$(3,994)

Gains and losses on derivatives are reported in the consolidated statements of operations.

The following represents the Company’s reported gains on derivative instruments for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Gain on derivative instruments:
Commodity derivative instruments	$396	$12,330
Total	$396	$12,330

Offsetting of Derivative Assets and Liabilities

The following table presents the Company’s gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments(a)	Net Amount
	(In thousands)
March 31, 2016
Derivative instrument assets with right of offset or master netting agreements	$5,113	$(2,209)	$2,904
Derivative instrument liabilities with right of offset or master netting agreements	$(2,209)	$2,209	$—

December 31, 2015
Derivative instrument assets with right of offset or master netting agreements	$8,452	$(3,994)	$4,458
Derivative instrument liabilities with right of offset or master netting agreements	$(3,994)	$3,994	$—
_______________________________________
(a)         With all of the Company’s financial trading counterparties, the Company has agreements in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

Credit-Risk Related Contingent Features in Derivatives

None of the Company’s derivative instruments contain credit-risk related contingent features. No amounts of collateral were posted by the Company related to net positions as of March 31, 2016 and December 31, 2015.

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

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of March 31, 2016:
Commodity derivative instruments	$—	$2,904	$—	$2,904
Total	$—	$2,904	$—	$2,904

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of December 31, 2015:
Commodity derivative instruments	$—	$4,458	$—	$4,458
Total	$—	$4,458	$—	$4,458

Significant Level 2 assumptions used to measure the fair value of the commodity derivative instruments include current market and contractual commodity prices, implied volatility factors, appropriate risk adjusted discount rates, as well as other relevant data.

Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2015 and the year ended December 31, 2015.

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

NOTE 6—LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2016	December 31, 2015
	(In millions)

6.625% Senior Notes	$700.0	$700.0
Less: Discount	$(1.3)	$(1.4)
Less: Debt issuance costs	$(11.8)	$(12.1)

Total long-term debt	$686.9	$686.5

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

The Company was in compliance with such covenants and ratios as of March 31, 2016.

Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Company has a choice of borrowing in Eurodollars or at the alternate base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the quotient of: (i) the LIBOR Rate divided by (ii) a percentage equal to 100% minus the maximum rate on such date at which the Administrative Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of its borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s referenced rate; (ii) the federal funds effective rate plus 100 basis points; and (iii) the adjusted LIBOR rate plus 100 basis points, plus an applicable margin ranging from 0 to 100 basis points, depending on the percentage of its borrowing base utilized, plus a facility fee of 0.50% charged on the borrowing base amount. At March 31, 2016, the prime borrowing rate of interest under the Company’s revolving credit facility was 3.50%. RSP LLC may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs. As of March 31, 2016, the revolving credit facility has a margin of 1.00% to 2.00% plus LIBOR, plus a facility fee of 0.50% charged on the borrowing base amount.

The amount available to be borrowed under the revolving credit facility is subject to a borrowing base that is re-determined semiannually each May and November and depends on the volumes of proved oil and natural gas reserves and estimated cash flows from these reserves and commodity hedge positions. The borrowing base under the Company’s amended and restated credit agreement is $600 million as of March 31, 2016, with lender commitments of $1 billion. The maturity date of the Company's revolving credit facility is August 29, 2019.

Senior Notes Due 2022

On September 26, 2014, the Company issued $500.0 million of 6.625% senior unsecured notes at par through a private placement. On August 10, 2015, the Company issued an additional $200.0 million of these notes at 99.25% of the principal amount through a private placement. The notes will mature on October 1, 2022. The notes are senior unsecured obligations that rank equally with all of our future senior indebtedness, are effectively subordinated to all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including borrowings under RSP LLC's revolving credit facility, and will rank senior to any future subordinated indebtedness of the Company. Interest on these notes is payable semi-annually on April 1 and October 1. On or after October 1, 2017, the Company may redeem some or all of the notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest, of 104.969% of principal, declining in twelve-month intervals to 100% in 2020 and thereafter. In addition, prior to October 1, 2017, the Company may redeem up to 35% of the principal amount of the notes with the net proceeds of qualified offerings of our equity at a redemption price of 106.625% of the principal amount of the notes, plus accrued and unpaid interest.

The Company incurred approximately $11.3 million of debt issuance costs related to the 2014 note issuance and $2.4 million related to the 2015 note issuance, which are a reduction to “Long-term debt” on the Company's consolidated balance sheets and will be amortized to interest expense, net, over the life of the notes using the effective interest method. In the event of certain changes in control of the Company, each holder of notes will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. RSP LLC, our 100% owned and only subsidiary, has fully and unconditionally guaranteed the notes. RSP Inc. does not have independent assets or operations. The terms of the notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets. In June 2015, the Company exchanged $500.0 million of these notes for registered notes with the same terms. In March 2016, the Company exchanged an additional $200.0 million of these notes for registered notes with the same terms. The Company was in compliance with the provisions of the indenture governing the senior unsecured notes as of March 31, 2016.

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

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both March 31, 2016 and December 31, 2015, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

Contractual Obligations

The Company had no material changes in its contractual commitments and obligations from amounts listed under "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements and Sources of Liquidity - Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 8—EQUITY-BASED COMPENSATION

Equity-based compensation expense, which was recorded in General and administrative expenses, was $3.1 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively.

Restricted Stock Awards

In connection with the IPO, the Company adopted the RSP Permian, Inc. 2014 Long Term Incentive Plan (the “LTIP”) for the employees, consultants and directors of the Company and its affiliates who perform services for the Company.

Equity-based compensation expense for awards under the LTIP was $1.9 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively. The Company views restricted stock awards with graded vesting as single awards with an expected life equal to the average expected life and amortize the awards on a straight-line basis over the life of the awards.

The compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of March 31, 2016, the Company had unrecognized compensation expense of $14.4 million related to restricted stock awards which is expected to be recognized over a weighted average period of 2.3 years.

The following table represents restricted stock award activity for the three months ended March 31:

	2016		2015
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Restricted shares outstanding, beginning of period	499,529	$25.99	477,767	$23.71
Restricted shares granted	432,708	19.45	269,032	27.15
Restricted shares vested	(232,080)	24.93	(223,864)	22.44
Restricted shares outstanding, end of period	700,157	$22.29	522,935	$26.03

Performance-Based Restricted Stock Awards

In June 2014, performance-based restricted stock awards were granted containing predetermined market conditions with a cliff vesting period of 2.75 years. We granted 134,400 of these shares at a 100% of target payout while the conditions of the grants allow for a payout ranging between no payout and 200% of target. In March 2015, an additional grant of performance-based restricted stock awards were granted containing predetermined market conditions with a cliff vesting period of 2.83 years. We granted 159,932 of these shares at a 100% of target payout while the conditions of the grants allow for a payout ranging between no payout and 200% of target. In February 2016, an additional grant of performance-based restricted stock awards were granted containing predetermined market conditions with a cliff vesting period of 2.92 years. We granted 484,650 of these shares at a 100% of target payout while the conditions of the grants allow for a payout ranging from no payout and 100% of target payout.

Equity-based compensation for these awards was $1.2 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively. The compensation expense for these performance based awards is based on a per share value using a Monte-Carlo simulation. The payout level is calculated based on actual total shareholder return performance achieved during the performance period compared to a defined peer group of comparable public companies. The unrecognized compensation expense related to these shares is approximately $10.8 million as of March 31, 2016 and is expected to be recognized over the next 2.25 years.

The following table represents performance-based restricted stock award activity for the three months ended March 31:

	2016		2015
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Restricted shares outstanding, beginning of period	294,332	$31.41	134,400	$28.14
Restricted shares granted	484,650	13.53	159,932	31.74
Restricted shares outstanding, end of period	778,982	$20.28	294,332	$31.41

NOTE 9—EARNINGS PER SHARE

The Company’s basic earnings per share amounts have been computed using the two-class method based on the weighted-average number of shares of common stock outstanding for the period.  Because the Company recognized a net loss for both the three months ended March 31, 2016 and 2015, all unvested restricted share awards were not recognized in dilutive earnings per share calculations as they would be antidilutive.  A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Numerator:
Net loss available to stockholders	$(17,416)	$(1,024)
Basic net loss allocable to participating securities (1)	—	—
Loss available to stockholders	$(17,416)	$(1,024)

Denominator:
Weighted average number of common shares outstanding - basic	100,060	78,190
Effect of dilutive securities:
Restricted stock	—	—
Weighted average number of common shares outstanding - diluted	100,060	78,190

Net loss per share:
Basic	$(0.17)	$(0.01)
Diluted	$(0.17)	$(0.01)
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

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes in “Part I, Item 1. Financial Statements.”  The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Please see “Cautionary Statement Concerning Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Our Predecessor and RSP Inc.

RSP Inc. was formed in September 2013 and, prior to the consummation of our IPO, did not have historical financial operating results. The historical results of RSP LLC and Rising Star Energy Development Co., L.L.C. , our predecessor, have been consolidated for all periods presented prior to the IPO date. In connection with the IPO, pursuant to the terms of a corporate reorganization, RSP LLC became a wholly owned subsidiary of RSP Inc. RSP LLC was formed in 2010 to engage in acquisition, exploration, development, and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin of West Texas. See “The IPO and Related Transactions-Corporate Reorganization” in our Annual Report on Form 10-K for the year ended December 31, 2015 for more information. Also in connection with the IPO, Rising Star contributed to RSP Inc. certain assets that represent substantially all of Rising Star’s production and revenues for each of the years ended December 31, 2013 and 2012 in exchange for shares of RSP Inc.’s common stock and cash. See “-The IPO and Related Transactions-The Rising Star Acquisition” in our Annual Report on Form 10-K for the year ended December 31, 2015 for more information.

Overview and Outlook

Our financial and operating performance and significant events in 2016 include the following highlights:

•	Increased our average daily production rate 54% for the three months ended March 31, 2016 as compared to the same period in 2015.

•
Decreased our cash operating costs on a per Boe basis 33% from $14.66 to $9.89 in 2016, as compared to the 2015 period. These costs include lease operating expense, production and ad valorem taxes, and general and administrative expense excluding equity based compensation expense.

•	Reaffirmed our borrowing base under the credit facility at $600.0 million in May 2016.

•	Acquired (with cash on hand) approximately $29.1 million of additional working interests in properties in the Midland Basin from certain other non-operated working interest owners.

Our average daily production rate during the first quarter of 2016 was 24,615 Boe/d, a 54% increase from our first quarter 2015 average daily production of 15,944 Boe/d, and a slight increase from our fourth quarter 2015 average daily production of 24,250 Boe/d. Oil production was 76% of total production on a volumetric basis and 93% of our total revenues in the first quarter of 2016.

During the first quarter of 2016, we drilled 25 horizontal wells (13 operated) and completed 16 horizontal wells (11 operated). In our vertical drilling program, we drilled 2 vertical wells (1 operated), and completed 3 vertical wells (2 operated).

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

Our open positions as of March 31, 2016 were as follows:

Description & Production Period	Volume (Bbls)	Weighted Average Floor price ($/Bbl)(1)	Weighted Average Ceiling price ($/Bbl)(1)	Weighted Average Short Put price ($/Bbl)(1)	Weighted Average Swap price ($/Bbl)(1)
Crude Oil Collars:
January 2016 — December 2016	360,000	$55.00	$74.41	$45.00
_______________________________________
(1)         The crude oil derivative contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude.

2016 Capital Budget

Our board of directors has approved a capital budget for drilling, completion, and infrastructure for 2016 of approximately $200 to $260 million which anticipates operating two horizontal rigs for substantially all of 2016. We will continue to monitor commodity prices, our cash flow and returns to determine any adjustments to our capital budget. We intend to complete a majority of our drilled but uncompleted well inventory in 2016, which will enable us to have a higher completion count than typically associated with a two rig program.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Oil, NGLs and Natural Gas Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended March 31,
	2016	2015	Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$51,690	$47,305	$4,385	9%
Natural gas sales	2,403	2,233	170	8%
NGL sales	1,722	1,837	(115)	(6)%
Total revenues	$55,815	$51,375	$4,440	9%
Average sales prices:
Oil (per Bbl) (excluding impact of cash settled derivatives)	$30.35	$43.88	$(13.53)	(31)%
Oil (per Bbl) (after impact of cash settled derivatives)	31.50	71.22	(39.72)	(56)%
Natural gas (per Mcf)	1.64	2.33	(0.69)	(30)%
Natural gas (per Mcf) (after impact of cash settled derivatives)	1.64	2.33	(0.69)	(30)%
NGLs (per Bbl)	5.88	9.32	(3.44)	(37)%
Total (per Boe) (excluding impact of cash settled derivatives)	$24.92	$35.80	$(10.88)	(30)%
Total (per Boe) (after impact of cash settled derivatives)	$25.79	$56.34	$(30.55)	(54)%
Production:
Oil (MBbls)	1,703	1,078	625	58%
Natural gas (MMcf)	1,465	960	505	53%
NGLs (MBbls)	293	197	96	49%
Total (MBoe)	2,240	1,435	805	56%
Average daily production volume:
Total (Boe/d)	24,615	15,944	8,671	54%

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

	Three Months Ended March 31,
	2016	2015
Average realized oil price ($/Bbl)	$30.35	$43.88
Average NYMEX ($/Bbl)	33.45	48.63
Differential to NYMEX	(3.10)	(4.75)
Average realized oil price to NYMEX percentage	91%	90%

Average realized natural gas price ($/Mcf)	$1.64	$2.33
Average NYMEX ($/Mcf)	2.09	2.99
Differential to NYMEX	(0.45)	(0.66)
Average realized natural gas price to NYMEX percentage	78%	78%

Average realized NGL price ($/Bbl)	$5.88	$9.32
Average NYMEX oil price ($/Bbl)	33.45	48.63
Average realized NGL price to NYMEX oil price percentage	18%	19%

Our average realized oil price as a percentage of the average NYMEX price was 91% and 90% for the three months ended March 31, 2016 and 2015. All of our oil contracts are impacted by the Midland-Cushing differential, which was a positive $0.14 per Bbl for the first quarter of 2016 and a negative $1.98 per Bbl in the comparable 2015 period.

Oil revenues increased 9% to $51.7 million for the three months ended March 31, 2016 from $47.3 million for the 2015 period as a result of an increase in oil production volumes of 625 MBbls, or 58%, partially offset by a $13.53 per Bbl decrease, or 31%, in our average realized price for oil.

Natural gas revenues increased 8% and were $2.4 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively. Natural gas prices decreased by $0.69 per Mcf, or 30%, partially offset by an increase in production volumes of 505 MMcf, or 53%.

NGL revenues decreased 6% to $1.7 million for the three months ended March 31, 2016 from $1.8 million for the 2015 period as a result of a $3.44 per Bbl decrease, or 37%, in our average realized NGL price partially offset by an increase in NGL production volumes of 96 MBbls, or 49%. NGL prices were down a greater percentage than the NYMEX benchmark prices for oil and natural gas due to a more pronounced decrease in NGL prices over the past year as a result of an abundance of supply of NGLs.

Our higher production volumes for all products were primarily a result of increased production from our drilling program, along with the full period impact of our acquisitions closed in 2015.

Operating Expenses. The following table summarizes our expenses for the years indicated:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$13,091	$12,611	$480	4%
Production and ad valorem taxes	4,153	4,197	(44)	(1)%
Depreciation, depletion and amortization	44,558	31,502	13,056	41%
Asset retirement obligation accretion	113	84	29	35%
Impairment	173	—	173	100%
Exploration expense	64	1,178	(1,114)	(95)%
General and administrative expenses	8,005	6,371	1,634	26%
Total operating expenses before loss (gain) on sale of assets	$70,157	$55,943	$14,214	25%
Expenses per Boe:
Lease operating expenses (excluding gathering and transportation)	$5.54	$8.20	(2.66)	(32)%
Gathering and transportation	0.31	0.58	(0.27)	(47)%
Production and ad valorem taxes	1.85	2.92	(1.07)	(37)%
Depreciation, depletion and amortization	19.89	21.95	(2.06)	(9)%
Asset retirement obligation accretion	0.05	0.06	(0.01)	(17)%
Impairment	0.08	—	0.08	100%
Exploration expense	0.03	0.82	(0.79)	(96)%
General and administrative - cash component	2.19	2.95	(0.76)	(26)%
General and administrative - (non IPO stock comp)(1)	1.38	1.17	0.21	18%
General and administrative - (IPO stock comp)(2)	—	0.32	(0.32)	(100)%
Total operating expenses per Boe	$31.32	$38.97	$(7.65)	(20)%
(1) Represents non-cash compensation expense related to restricted stock awards and performance share awards granted as part of the Company's ongoing compensation and retention program.
(2) IPO stock comp consists of restricted stock awarded to certain employees as a result of a successful IPO. These one-time awards vest over time for retention purposes.

Lease Operating Expenses.  Lease operating expenses increased 4% to $13.1 million for the three months ended March 31, 2016 from $12.6 million for the 2015 period. The increase was attributable to the increase in production in 2016. On a per Boe basis, lease operating expense, excluding gathering and transportation costs, decreased from $8.20 per Boe in 2015 to $5.54 per Boe in 2016. Gathering and transportation costs, which are included in lease operating expenses, were $0.7 million for the three months ended March 31, 2016 and $0.8 million for the 2015 period. On a per Boe basis, our gathering and transportation costs were $0.31 and $0.58 for the three months ended March 31, 2016 and 2015, respectively.

Production and Ad Valorem Taxes. Production and ad valorem taxes were $4.2 million for both the three months ended March 31, 2016 and 2015, respectively, and decreased 37% on a per Boe basis to $1.85 per Boe for the three months ended March 31, 2016 due to lower revenues per Boe.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased 41% to $44.6 million for the three months ended March 31, 2016 from $31.5 million for the 2015 period mainly due to increased production.  The DD&A rate decreased 9% to $19.89 per Boe for the three months ended March 31, 2016 from $21.95 per Boe for the 2015 period. The decrease in depletion per Boe in 2016 was due to an increase in our reserve volumes over the last year from acquisitions as well as successful drilling activities, somewhat offset by an increase in capitalized costs in proved property over the last year from these same activities.

Impairment of Unproved Properties. We incurred $0.2 million of impairment expense on our unproved property for the three months ended March 31, 2016. The impairment related to acreage lease expirations that the Company does not intend to develop. We may incur additional impairments to our oil and natural gas properties in the future if commodity prices continue to decline. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and gas prices, estimates of proved reserves and future capital expenditures and production costs.

Exploration Expense. Exploration expense decreased from $1.2 million for the three months ended March 31, 2015 to $0.1 million for the 2016 period due to less expenditures on geological and geophysical activity in 2016.

General and Administrative Expenses. General and administrative expenses increased to $8.0 million for the three months ended March 31, 2016, from $6.4 million for the 2015 period primarily due to increases in employee headcount and related expense. Share-based compensation expense, which was recorded in General and administrative expenses, was $3.1 million for the three months ended March 31, 2016 and $2.1 million for the 2015 period.

Other Income and Expenses. The following table summarizes our other income and expenses:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Other income, net	$173	$200	$(27)	(14)%
Net gain on derivative instruments	396	12,330	(11,934)	(97)%
Interest expense	(12,941)	(9,316)	(3,625)	39%
Total other income (expense)	$(12,372)	$3,214	$(15,586)	(485)%

Other Income. Other income was minimal for both the three months ended March 31, 2016 and 2015.

Net Gain on Derivative Instruments. During the three months ended March 31, 2016, we recorded a $0.4 million net gain as compared to a $12.3 million net gain in the 2015 period. The change was a result of expiring contracts on derivative positions over the last year and the future commodity price outlook as of March 31, 2016 as compared to March 31, 2015.

Interest Expense. During the three months ended March 31, 2016, we recorded $12.9 million of interest expense as compared to $9.3 million in the 2015 period. We expect our interest expense to remain higher than the prior-year period as a result of the issuance of additional senior notes in August 2015.

Income Tax Expense. During the three months ended March 31, 2016, we recorded $9.3 million of income tax benefit compared to $0.3 million of income tax benefit in the 2015 period. The increase is a result of a larger pre-tax loss in the 2016 period.

Capital Requirements and Sources of Liquidity

The Company’s primary sources of liquidity have been proceeds from equity offerings, borrowings under the revolving credit facility, proceeds from the issuance of the senior notes, and cash flows from operations. To date, the Company’s primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties. At March 31, 2016, we had no borrowings outstanding under our revolving credit facility and our borrowing base was $600 million.

During the first quarter of 2016, we spent approximately $65.5 million on drilling and completion activities and $2.3 million of infrastructure and other. In the first quarter of 2015, we spent approximately $78.4 million on drilling and completion activities and $6.2 million on infrastructure and other.

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

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and available borrowings under our revolving credit facility to execute our current capital program excluding any acquisitions we may enter into. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and additional capital expenditures may be required to more fully develop our properties. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through borrowings under our revolving credit facility, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. We cannot be assured that needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling program, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.

Working Capital

Our working capital, which we define as current assets minus current liabilities, totaled $33.8 million and $110.1 million at March 31, 2016 and December 31, 2015, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $73.6 million and $142.7 million at March 31, 2016 and December 31, 2015, respectively. Due to the amounts that accrue related to our drilling program, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our revolving credit facility will be sufficient to fund our working capital needs excluding any acquisitions we may enter into. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil, NGL and natural gas production will be the largest variables affecting our working capital.

Contractual Obligations

We had no material changes in our contractual commitments and obligations from amounts listed under "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements and Sources of Liquidity - Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$26,033	$4,752
Net cash used in investing activities	(93,569)	(84,409)
Net cash (used in) provided by financing activities	(1,581)	126,147

Net cash provided by operating activities was approximately $26.0 million and $4.8 million for the three months ended March 31, 2016 and 2015, respectively. The increase in net cash provided by operating activities for the three months ended March 31, 2016, as compared to the 2015 period, was mainly due to reduced cash outflows attributable to working capital accounts compared to the 2015 period partially offset by a reduction of amounts received from our settled derivative contracts in the 2016 period.

Net cash used in investing activities was approximately $93.6 million and $84.4 million for the three months ended March 31, 2016 and 2015, respectively.

Net cash used in financing activities was approximately $1.6 million for the three months ended March 31, 2016 and net cash provided by financing activities was approximately $126.1 million for the three months ended March 31, 2015. The 2015 period included $127.9 million of capital contributions received in follow-on stock offering.

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

The amount available to be borrowed under our revolving credit facility is subject to a borrowing base that is redetermined semiannually each May and November and depends on the volumes of our proved oil and natural gas reserves, estimated cash flows from these reserves and our commodity hedge positions. Our next borrowing base redetermination is scheduled for November 2016. As of March 31, 2016, we had no borrowings and $0.6 million of letters of credit outstanding under our revolving credit facility and $599.4 million of borrowing capacity. In the event of any future offerings of senior unsecured notes issued or guaranteed by RSP LLC, the borrowing base under our revolving credit facility will be automatically reduced by an amount equal to 0.25 multiplied by the aggregate principal amount of notes issued or guaranteed on the date of such issuance.

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

Our revolving credit facility also requires us to maintain the following three financial ratios:

•
a working capital ratio, which is the ratio of consolidated current assets (includes unused commitments under our revolving credit facility and excludes restricted cash and derivative assets) to consolidated current liabilities (excluding the current portion of long term debt under the credit facility and derivative liabilities), of not less than 1.0 to 1.0;

•
a leverage ratio, which is the ratio of the sum of all of the Company's debt to the consolidated EBITDAX (as defined in our revolving credit facility) for the four fiscal quarters then ended, of not greater than 4.5 to 1.0:

•
a senior secured leverage ratio, which is the ratio of the sum of all the Company's debt that is (i) secured and (ii) not subordinated to obligations under the revolving credit facility to the consolidated EBITDAX (as defined in the credit agreement) for the four fiscal quarters then ended, of not greater than 3.5 to 1.0.

We were in compliance with such covenants and ratios as of March 31, 2016.

Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Company has a choice of borrowing in Eurodollars or at the adjusted base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the quotient of: (i) the LIBOR Rate; divided by (ii) a percentage equal to 100% minus the maximum rate on such date at which the Administrative Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of its borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s referenced rate; (ii) the federal funds effective rate plus 100 basis points; and (iii) the adjusted LIBOR rate plus 100 basis points, plus an applicable margin ranging from 0 to 100 basis points, depending on the percentage of our borrowing base utilized, plus a facility fee of 0.50% charged on the borrowing base amount. At March 31, 2016, the prime borrowing rate of interest under the Company's revolving credit facility was 3.50%. RSP LLC may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs. As of March 31, 2016, the revolving credit facility has a margin of 1.00% to 2.00% plus LIBOR, plus a facility fee of 0.50% charged on the borrowing base amount.

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

Our open positions as of March 31, 2016 were as follows:

Description & Production Period	Volume (Bbls)	Weighted Average Floor price ($/Bbl)(1)	Weighted Average Ceiling price ($/Bbl)(1)	Weighted Average Short Put price ($/Bbl)(1)	Weighted Average Swap price ($/Bbl)(1)
Crude Oil Collars:
April 2016 — December 2016	360,000	$55.00	$74.41	$45.00
(1)         The crude oil derivative contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude.

The fair value of our derivative contracts as of March 31, 2016 was a net asset of $2.9 million. For information regarding the terms of these hedges, see Note 4 of Notes to Consolidated Financial Statements included in "Part I, Item 1. Financial Statements."

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

Interest Rate Risk

At March 31, 2016, we had no borrowings outstanding that are subject to interest rate risk. We currently do not engage in any interest rate hedging activity.

Item 4.         Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company's repurchase of our common stock during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
January 2016	68	$24.39	—	$—
February 2016	23,971	$19.42	—	$—
March 2016	42,847	$25.23	—	$—
Total	66,886	$23.15	—	$—

'(1) These shares were withheld from employees to satisfy tax obligations arising upon the vesting of restricted shares.

Item 6.  Exhibits.

See Exhibit Index on page 32 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSP PERMIAN, INC.

By:	/s/ Scott McNeill
Scott McNeill
Chief Financial Officer and Director
(Principal Financial Officer)
Date:	May 2, 2016

By:	/s/ Barry S. Turcotte
Barry S. Turcotte
Chief Accounting Officer
(Principal Accounting Officer)
Date:	May 2, 2016

EXHIBIT INDEX

Exhibit No.	Description
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