Form 10-Q
period 2016-09-30
RSP Permian, Inc.
filed 2016-11-01
CIK 1588216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The registrant had 126,943,737 shares of common stock outstanding at November 1, 2016.

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

“WTI.” West Texas Intermediate.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Report, including, without limitation, statements containing the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “will,” “may,” “should,” “would,” “could” or other similar expressions, and statements regarding the Company's business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important known factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the volatility of commodity prices, product supply and demand, competition, access to and cost of capital, uncertainties about estimates of reserves and resource potential and the ability to add proved reserves in the future, the ability to assimilate acquisitions into our operations, the assumptions underlying production forecasts, the quality of technical data, environmental and weather risks, including the possible impacts of climate change, the ability to obtain environmental and other permits and the timing thereof, government regulation or action, the costs and results of drilling and operations, the availability of equipment, services, resources and personnel required to complete the Company’s operating activities, access to and availability of transportation, processing and refining facilities, the financial strength of counterparties to the Company’s credit facility and derivative contracts and the purchasers of the Company’s production and service providers to the Company, and acts of war or terrorism. For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.
 RSP PERMIAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,376	$142,741
Accounts receivable	57,470	36,323
Derivative instruments	4,879	8,452
Other assets	35	24
Total current assets	84,760	187,540
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	3,341,592	3,076,051
Accumulated depletion	(501,930)	(357,524)
Total oil and natural gas properties, net	2,839,662	2,718,527
Other property and equipment, net	38,308	40,103
Total property, plant and equipment	2,877,970	2,758,630
OTHER LONG-TERM ASSETS
Restricted cash	152	152
Other long-term assets	11,938	21,111
Total other long-term assets	12,090	21,263
TOTAL ASSETS	$2,974,820	$2,967,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,687	$15,569
Accounts payable, related party	—	6,459
Accrued expenses	33,737	39,231
Interest payable	23,722	12,149
Derivative instruments	7,309	3,994
Total current liabilities	72,455	77,402
LONG-TERM LIABILITIES
Other long term liabilities	11,455	7,063
Long-term debt	722,724	686,512
Deferred taxes	328,000	337,872
Total long-term liabilities	1,062,179	1,031,447
Total liabilities	1,134,634	1,108,849
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 300,000,000 shares authorized, 101,644,060 shares issued and outstanding at September 30, 2016; 100,807,286 shares issued and outstanding at December 31, 2015	1,016	1,008
Additional paid-in capital	1,881,160	1,873,332
Accumulated deficit	(41,990)	(15,756)
Total stockholders' equity	1,840,186	1,858,584
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,974,820	$2,967,433

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Oil sales	$84,722	$74,746	$211,212	$195,968
Natural gas sales	3,901	3,283	8,841	7,544
NGL sales	4,998	2,615	10,869	6,972
Total revenues	93,621	80,644	230,922	210,484
OPERATING EXPENSES
Lease operating expenses	$14,174	$14,274	$41,359	$41,578
Production and ad valorem taxes	5,872	4,674	14,985	14,273
Depreciation, depletion and amortization	50,022	43,031	141,877	114,152
Asset retirement obligation accretion	118	84	354	252
Impairment of unproved properties	971	4,238	4,322	4,238
Exploration expenses	359	218	828	2,285
General and administrative expenses	8,857	6,678	25,997	19,913
Total operating expenses	80,373	73,197	229,722	196,691
Loss on sale of assets	—	4	—	4
OPERATING INCOME	13,248	7,443	1,200	13,789
OTHER INCOME (EXPENSE)
Other income, net	$310	$66	$587	$227
Net gain (loss) on derivative instruments	(2,934)	18,098	(6,222)	17,467
Interest expense	(13,146)	(11,680)	(39,041)	(30,363)
Total other income (expense)	(15,770)	6,484	(44,676)	(12,669)
INCOME (LOSS) BEFORE TAXES	(2,522)	13,927	(43,476)	1,120
INCOME TAX BENEFIT (EXPENSE)	3,507	(4,953)	17,242	1,378
NET INCOME (LOSS)	$985	$8,974	$(26,234)	$2,498

Income (loss) per common share:
Basic	$0.01	0.10	$(0.26)	$0.03
Diluted	$0.01	0.10	$(0.26)	$0.03
Weighted average shares outstanding:
Basic	100,234	87,245	100,161	82,841
Diluted	100,234	87,245	100,161	82,841

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AT DECEMBER 31, 2015	100,807	$1,008	$1,873,332	$(15,756)	$1,858,584

Repurchase and retirement of common stock	(98)	(1)	(2,712)	—	(2,713)

Equity-based compensation	935	9	10,540	—	10,549

Net loss	—	—	—	(26,234)	(26,234)

BALANCE AT SEPTEMBER 30, 2016	101,644	$1,016	$1,881,160	$(41,990)	$1,840,186

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(26,234)	$2,498
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	141,877	114,152
Asset retirement obligation accretion	354	252
Impairment of unproved properties	4,322	4,238
Equity-based compensation	10,549	6,974
Amortization of loan fees	1,969	1,604
Deferred income taxes	(9,873)	(3,431)
Other	230	78
Net loss (gain) on derivative instruments	6,222	(17,467)
Net cash receipts from settled derivatives	9,963	67,844
Changes in operating assets and liabilities:
Accounts receivable	(29,719)	(21,542)
Other assets	9,225	(12,645)
Accounts payable and accounts payable to related parties	(13,117)	(24,304)
Accrued expenses	2,424	(1,034)
Interest payable	11,573	14,218
Net cash provided by operating activities	$119,765	$131,435
CASH FLOWS FROM INVESTING ACTIVITIES
Development of oil and natural gas properties	(207,437)	(318,522)
Acquisitions of oil and natural gas properties	(62,430)	(315,647)
Additions to other property and equipment	(1,750)	(13,664)
Investment in unconsolidated subsidiary	(800)	(2,703)
Proceeds from sale of assets	—	212
Net cash used in investing activities	$(272,417)	$(650,324)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	325,358
Payment of deferred loan costs	—	(2,185)
Borrowings under long-term debt	35,000	65,000
Payments on long-term debt	—	(65,000)
Issuance of senior unsecured notes	—	198,500
Repurchase and retirement of common stock	(2,713)	(1,822)
Net cash provided by financing activities	$32,287	$519,851
NET CHANGE IN CASH	$(120,365)	$962
CASH AT BEGINNING OF PERIOD	$142,741	$56,292
CASH AT END OF PERIOD	$22,376	$57,254
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$25,463	$19,189
Cash paid for taxes	$2,000	$2,700
NON-CASH ACTIVITIES
Asset retirement obligation acquired	$342	652
Change in accrued capital expenditures	$(7,918)	$(6,376)

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

Basis of Presentation

These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. The financial statements in this Quarterly Report on Form 10–Q should be read together with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which contains a complete summary of the Company's significant accounting policies and disclosures.

Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2016 in preparing its consolidated financial statements. The Company determined there were no events, other than as described below, that required disclosure or recognition in these financial statements.

On October 13, 2016, the Company entered into definitive agreements to acquire Silver Hill Energy Partners, LLC ("SHEP I") and Silver Hill Energy Partners II, LLC ("SHEP II", and together with SHEP I, "Silver Hill") for $1.25 billion of cash and 31.0 million shares of RSP Inc. common stock in aggregate, implying a total purchase price of approximately $2.4 billion (based on the 20-day volume weighted average price of RSP Inc. common stock as of October 12, 2016). Silver Hill owns oil and gas producing properties and undeveloped acreage in the Delaware Basin. The acquisition of SHEP I is expected to close during the fourth quarter of 2016, and the acquisition of SHEP II is expected to close in the first quarter of 2017, and the issuance of shares in the SHEP II acquisition is subject to shareholder approval.

On October 19, 2016, RSP Inc. completed an underwritten public offering of 25.3 million shares, including the exercise of the underwriter's option to purchase additional shares, raising approximately $1.0 billion in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company. The proceeds from the October 2016 equity offering are expected to be used to partially fund the cash portion of the purchase price of the Silver Hill acquisitions. There can be no assurances that the Silver Hill acquisitions will be consummated in the fourth quarter of 2016, in 2017, or at all. Additional details of these acquisitions are included in Note 3.

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

Accounts Receivable

	As of September 30, 2016	As of December 31, 2015
	(In thousands)
Sale of oil, natural gas and natural gas liquids	$36,325	$22,166
Joint interest owners	12,180	5,596
Derivatives - settled, but uncollected	—	8,561
Federal income tax receivable	8,965	—
Total accounts receivable	$57,470	$36,323

Accounts receivable, which are primarily from the sale of oil, natural gas and natural gas liquids (“NGLs”), are accrued based on estimates of the volumetric sales and prices the Company believes it will receive. In addition, settled but uncollected derivative contracts, receivables related to joint interest billings and income tax receivables are included in accounts receivable. The Company routinely reviews outstanding balances, assesses the financial strength of its customers and records a reserve for amounts not expected to be fully recovered. The need for an allowance is determined based upon reviews of individual accounts, historical losses, existing economic conditions and other pertinent factors. Bad debt expense was zero for each of the nine months ended September 30, 2016 and 2015, respectively.

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

Capitalized acquisition costs attributable to proved oil and natural gas properties and leasehold costs are depleted on a field level, based on proved reserves, using the unit-of-production method. Capitalized exploration well costs and development costs, including AROs, are depleted on a field level, based on proved developed reserves. For the three months ended September 30, 2016 and 2015, depletion expense for oil and natural gas producing property was $49.6 million and $42.6 million, respectively. For the nine months ended September 30, 2016 and 2015, depletion expense for oil and natural gas producing property was $140.7 million and $113.3 million, respectively. Depletion expense is included in depreciation, depletion and amortization in the accompanying consolidated statements of operations.

The Company’s oil and natural gas properties as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Proved oil and natural gas properties	$2,474,572	$2,197,056
Unproved oil and natural gas properties	867,020	878,995
Total oil and natural gas properties	3,341,592	3,076,051
Less: Accumulated depletion	(501,930)	(357,524)
Total oil and natural gas properties, net	$2,839,662	$2,718,527

In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the anticipated reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. As of September 30, 2016 and December 31, 2015, there were no costs capitalized in connection with exploratory wells in progress.

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

For a property determined to be impaired, an impairment loss equal to the difference between the property’s carrying value and its estimated fair value is recognized. Fair value, on a field basis, is estimated to be the present value of the aforementioned expected future net cash flows. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value. No impairment of proved property was recorded for the nine months ended September 30, 2016 or 2015. The calculation of expected future net cash flows in impairment evaluations are mainly based on estimates of future oil and natural gas prices, proved reserves and risk-adjusted probable reserve quantities, and estimates of future production and capital costs associated with our proved and risk-adjusted reserves. The Company's estimates for future oil and natural gas prices used in the impairment evaluations are based on observable prices for the next three years, and then held constant for the remaining lives of the properties. It is reasonably possible that oil and natural gas prices used in future impairment evaluations may decline, which could result in the need to impair the carrying value of the Company's proved properties.

Unproved property costs and related leasehold expirations are assessed quarterly for potential impairment and when industry conditions dictate an impairment may be possible. For the nine months ended September 30, 2016, impairment expense of unproved property was $4.3 million, which primarily related to management's expectation that certain leasehold interests would expire and not be renewed, along with certain leasehold interests that may expire or be sold in the future. There was $4.2 million in impairment expense of unproved property that was recorded for the nine months ended September 30, 2015.

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

In general, the amount of ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date which is then discounted back to the date that the abandonment obligation was incurred using an estimated credit adjusted rate. If the estimated ARO changes, an adjustment is recorded to both the ARO liability and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.

After recording these amounts, the ARO liability is accreted to its future estimated value using the same assumed credit adjusted rate and the associated capitalized costs are depreciated on a unit-of-production basis.

The ARO liability consisted of the following for the period indicated:

Nine Months Ended September 30, 2016
(In thousands)
Asset retirement obligation at beginning of period	$7,063
Liabilities incurred or assumed	2,106
Liabilities settled	(28)
Accretion expense	354
Asset retirement obligation at end of period	$9,495

Income Taxes

The following is an analysis of the Company’s consolidated income tax benefit (expense) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Current (1)	$7,369	$(518)	$7,369	$1,859
Deferred (1)	$(3,862)	(4,435)	9,873	(481)
Income Tax Benefit (Expense)	$3,507	$(4,953)	$17,242	$1,378
     (1) In the third quarter of 2016, the Company recorded a return to provision adjustment which incorporated both a tax provision benefit and a reserve for an uncertain tax position. These adjustments resulted in a $7.4 million current tax benefit offset by a $5.0 million deferred tax expense.

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At September 30, 2016, the Company had a long-term tax payable related to uncertain tax positions totaling $2.0 million. This amount is recorded in other long term liabilities on the consolidated balance sheet.

The Company’s U.S. federal income tax returns for 2013 and beyond, and its Texas franchise tax returns for 2011 and beyond, remain subject to examination by the taxing authorities. No other jurisdiction’s returns are significant to the Company’s financial position.

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

NOTE 3—ACQUISITIONS OF OIL AND NATURAL GAS PROPERTY INTERESTS

Silver Hill Acquisitions

On October 13, 2016, subsequent to the quarter ended September 30, 2016 the Company entered into definitive agreements to acquire 100% of Silver Hill Energy Partners, LLC ("SHEP I") and Silver Hill Energy Partners II, LLC ("SHEP II", and together with SHEP I, "Silver Hill") for $1.25 billion of cash and 31.0 million shares of RSP Inc. common stock in aggregate, implying a total purchase price of $2.4 billion (based on the 20-day volume weighted average price of RSP Inc. common stock as of October 12, 2016). Silver Hill is comprised of two privately held entities that collectively own oil and gas producing properties and undeveloped acreage in Loving and Winkler counties in Texas. Silver Hill owns approximately 41,000 net acres with current net production of approximately 15,000 Boe per day. Silver Hill's highly contiguous acreage position in the core of the Delaware Basin is complementary to the Company's asset base and the acquisition creates substantial scale from a production and acreage standpoint. The majority of the purchase price will be recorded to proved and unproved oil and natural gas properties on the Company's balance sheet. The expected closing date of the SHEP I acquisition is the fourth quarter of 2016 with an estimated cash cost of $604 million, before purchase price adjustments, and 15.0 million shares of RSP common stock. The SHEP II acquisition is expected to close in the first quarter of 2017 with an estimated cash cost of $646 million, before purchase price adjustments, and the issuance of 16.0 million shares of RSP common stock. Due to the large number of shares that will be issued in these acquisitions, the issuance of common stock for the SHEP II acquisition is subject to shareholder approval. The fair value of the RSP common stock issued in these acquisitions of companies, used to record the purchase price of these acquisitions in the financial statements, will be determined based on the trading price of this stock on the date of issuance. The final allocation of the purchase price of this acquisition amongst assets acquired and liabilities assumed will be completed when the acquisitions close.

Other 2016 Acquisitions

In the first nine months of 2016, the Company closed on bolt-on acquisitions of mostly undeveloped acreage in the Midland Basin for an aggregate total purchase price of approximately $62.4 million. The acquisitions included additional working interests in properties where the Company owned existing interests as well as other properties in the Company's core areas. These acquisitions were funded with cash on hand.

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

The following table summarizes all open positions as of September 30, 2016:

	Contracts expiring quarter ending:
	December 31, 2016	March 31, 2017	Total
Crude Oil Collars:
Notional volume (Bbl)	120,000	675,000	795,000
Weighted average ceiling price ($/Bbl)(1)	$74.41	$54.25	$57.29
Weighted average floor price ($/Bbl)(1)	$55.00	$45.00	$46.51
Weighted average short put price ($/Bbl)(1)	$45.00	$35.00	$36.51

Deferred Premium Puts:
Notional volume (Bbl)	1,125,000		1,125,000
Weighted average floor price ($/Bbl)(1)	$45.00		$45.00
Weighted average deferred premium ($/Bbl) (2)	$(2.74)		$(2.74)

Deferred Premium Put Spreads:
Notional volume (Bbl)		675,000	675,000
Weighted average floor price ($/Bbl)(1)		$45.00	$45.00
Weighted average short put price ($/Bbl)(1)		$35.00	$35.00
Weighted average deferred premium ($/Bbl) (2)		$(2.32)	$(2.32)

___________________________
(1)         The crude oil derivative contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude.
(2) The deferred premium is not paid until the expiration date, aligning cash inflows and outflows with the settlement of the derivative contract.

In October 2016, the Company entered into additional hedging contracts, the following table summarizes all open positions as of November 1, 2016:

	Contracts expiring quarter ending:
	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	Total
Crude Oil Collars:
Notional volume (Bbl)	120,000	675,000				795,000
Weighted average ceiling price ($/Bbl)(1)	$74.41	$54.25				$57.29
Weighted average floor price ($/Bbl)(1)	$55.00	$45.00				$46.51
Weighted average short put price ($/Bbl)(1)	$45.00	$35.00				$36.51

Crude Oil Costless Collars:
Notional volume (Bbl)		450,000	1,137,500	1,150,000	1,150,000	3,887,500
Weighted average ceiling price ($/Bbl)(1)		$59.75	$60.05	$60.05	$60.05	$60.02
Weighted average floor price ($/Bbl)(1)		$45.00	$45.00	$45.00	$45.00	$45.00

Crude oil Deferred Premium Puts:
Notional volume (Bbl)	1,125,000		910,000	920,000	920,000	3,875,000
Weighted average floor price ($/Bbl)(1)	$45.00		$48.50	$48.50	$48.50	$47.48
Weighted average deferred premium ($/Bbl) (2)	$(2.74)		$(4.00)	$(4.00)	$(4.00)	$(3.63)

Deferred Premium Put Spreads:
Notional volume (Bbl)		675,000				675,000
Weighted average floor price ($/Bbl)(1)		$45.00				$45.00
Weighted average short put price ($/Bbl)(1)		$35.00				$35.00
Weighted average deferred premium ($/Bbl) (2)		$(2.32)				$(2.32)

Natural Gas Costless Collars:
Notional volume (MMBtu)		900,000	910,000	920,000	920,000	3,650,000
Weighted average ceiling price ($/MMbtu)(3)		$3.64	$3.64	$3.64	$3.64	$3.64
Weighted average floor price ($/MMbtu)(3)		$3.00	$3.00	$3.00	$3.00	$3.00
___________________________
(1)         The crude oil derivative contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude.
(2) The deferred premium is not paid until the expiration date, aligning cash inflows and outflows with the settlement of the derivative contract.
(3) The natural gas derivative contracts are settled based on the last trading day’s closing price for the front month contract relevant to each period.

Derivative Fair Values and Gains (Losses)

The following table presents the fair value of derivative instruments. The Company’s derivatives are presented as separate line items in its consolidated balance sheets as current and noncurrent derivative instrument assets and liabilities based on the expected settlement dates of the instruments.  The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of the Company’s master netting arrangements. See Note 5 for further discussion related to the fair value of the Company's derivatives.

	Assets		Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In thousands)
Derivative Instruments:
Current amounts
Commodity contracts	$4,879	$8,452	$(7,309)	$(3,994)

Total derivative instruments	$4,879	$8,452	$(7,309)	$(3,994)

Gains and losses on derivatives are reported in the consolidated statements of operations.

The following represents the Company’s reported gains (losses) on derivative instruments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Gain (loss) on derivative instruments:
Commodity derivative instruments	$(2,934)	$18,098	$(6,222)	$17,467
Total	$(2,934)	$18,098	$(6,222)	$17,467

Offsetting of Derivative Assets and Liabilities

The following table presents the Company’s gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments(a)	Net Amount
	(In thousands)
September 30, 2016
Derivative instrument assets with right of offset or master netting agreements	$4,879	$(4,879)	$—
Derivative instrument liabilities with right of offset or master netting agreements	$(7,309)	$4,879	$(2,430)

December 31, 2015
Derivative instrument assets with right of offset or master netting agreements	$8,452	$(3,994)	$4,458
Derivative instrument liabilities with right of offset or master netting agreements	$(3,994)	$3,994	$—
_______________________________________
(a)         With all of the Company’s financial trading counterparties, the Company has agreements in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

Credit-Risk Related Contingent Features in Derivatives

None of the Company’s derivative instruments contain credit-risk related contingent features. No amounts of collateral were posted by the Company related to net positions as of September 30, 2016 and December 31, 2015.

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

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of September 30, 2016:
Commodity derivative instruments	$—	$(2,430)	$—	$(2,430)
Total	$—	$(2,430)	$—	$(2,430)

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of December 31, 2015:
Commodity derivative instruments	$—	$4,458	$—	$4,458
Total	$—	$4,458	$—	$4,458

Significant Level 2 assumptions used to measure the fair value of the commodity derivative instruments include implied volatility factors, appropriate risk adjusted discount rates, as well as other relevant data.

Reclassifications of fair value among Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. There were no transfers among Level 1, Level 2 or Level 3 during the nine months ended September 30, 2016 and the year ended December 31, 2015.

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

NOTE 6—LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2016	December 31, 2015
	(In millions)

Revolving credit facility	$35.0	$—
6.625% Senior Notes	$700.0	$700.0
Less: Discount	$(1.2)	$(1.4)
Less: Debt issuance costs	$(11.1)	$(12.1)

Total long-term debt	$722.7	$686.5

Credit Agreement

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

The Company was in compliance with such covenants and ratios as of September 30, 2016.

Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Company has a choice of borrowing in Eurodollars or at the alternate base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the quotient of: (i) the LIBOR rate divided by (ii) a percentage equal to 100% minus the maximum rate on such date at which the Administrative Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of its borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s referenced rate; (ii) the federal funds effective rate plus 100 basis points; and (iii) the adjusted LIBOR rate plus 100 basis points, plus an applicable margin ranging from 0 to 100 basis points, depending on the percentage of its borrowing base utilized, plus a facility fee of 0.50% charged on the borrowing base amount. At September 30, 2016, the prime borrowing rate of interest under the Company’s revolving credit facility was 3.50%. RSP LLC may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs. As of September 30, 2016, the revolving credit facility has a margin of 1.00% to 2.00% plus LIBOR, plus a facility fee of 0.50% charged on the borrowing base amount. As of September 30, 2016, we had $35.0 million of borrowings and $0.6 million of letters of credit outstanding under our revolving credit facility and $564.4 million of borrowing capacity.

The amount available to be borrowed under the revolving credit facility is subject to a borrowing base that is re-determined semiannually each May and November and depends on the volumes of proved oil and natural gas reserves and estimated cash flows from these reserves and commodity hedge positions. The borrowing base under the Company’s amended and restated credit agreement is $600 million as of September 30, 2016, with lender commitments of $1 billion. The maturity date of the Company's revolving credit facility is August 29, 2019.

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

The Company incurred approximately $11.3 million of debt issuance costs related to the 2014 note issuance and $2.4 million related to the 2015 note issuance, which are a reduction to “Long-term debt” on the Company's consolidated balance sheets and will be amortized to interest expense, net, over the life of the notes using the effective interest method. In the event of certain changes in control of the Company, each holder of notes will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. RSP LLC, our 100% owned and only subsidiary, has fully and unconditionally guaranteed the notes. RSP Inc. does not have independent assets or operations. The terms of the notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets. In June 2015, the Company exchanged $500.0 million of these notes for registered notes with the same terms. In March 2016, the Company exchanged an additional $200.0 million of these notes for registered notes with the same terms. The Company was in compliance with the provisions of the indenture governing the senior unsecured notes as of September 30, 2016.

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

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both September 30, 2016 and December 31, 2015, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

Contractual Obligations

The Company had no material changes in its contractual commitments and obligations from amounts listed under "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements and Sources of Liquidity - Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 8—EQUITY-BASED COMPENSATION

Equity-based compensation expense, which was recorded in general and administrative expenses, was $3.3 million and $2.4 million for the three months ended September 30, 2016 and 2015, respectively. This equity-based compensation expense was $10.5 million and $7.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Restricted Stock Awards

In connection with the IPO, the Company adopted the RSP Permian, Inc. 2014 Long Term Incentive Plan (the “LTIP”) for the employees, consultants and directors of the Company and its affiliates who perform services for the Company.

Equity-based compensation expense for awards under the LTIP was $1.9 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively. This same expense was $6.0 million and $4.8 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company views restricted stock awards with graded vesting as single awards with an expected life equal to the average expected life and amortize the awards on a straight-line basis over the life of the awards.

The compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of September 30, 2016, the Company had unrecognized compensation expense of $10.4 million related to restricted stock awards which is expected to be recognized over a weighted average period of 1.8 years.

The following table represents restricted stock award activity for the nine months ended September 30:

	2016		2015
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Restricted shares outstanding, beginning of period	499,529	$25.99	477,767	$23.71
Restricted shares granted	442,835	19.78	278,723	27.18
Restricted shares canceled	(13,551)	21.61	(4,289)	26.07
Restricted shares vested	(268,957)	25.25	(248,348)	22.96
Restricted shares outstanding, end of period	659,856	$22.21	503,853	$25.98

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

Equity-based compensation for these awards was $1.3 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively. This equity-based compensation expense was $4.5 million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively.

The compensation expense for these performance based awards is based on a per share value using a Monte-Carlo simulation. The payout level is calculated based on actual total shareholder return performance achieved during the performance period compared to a defined peer group of comparable public companies. The unrecognized compensation expense related to these shares is approximately $7.5 million as of September 30, 2016 and is expected to be recognized over the next 1.76 years.

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

NOTE 9—EARNINGS PER SHARE

The Company’s basic earnings per share amounts have been computed using the two-class method based on the weighted-average number of shares of common stock outstanding for the period.  Because the Company recognized a net loss for the nine months ended September 30, 2016, all unvested restricted share awards were not recognized in diluted earnings per share calculations for this period as they would be antidilutive.  A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended September 30,
	2016	2015
	(In thousands)
Numerator:
Net income available to stockholders	$985	$8,974
Basic net income allocable to participating securities (1)	7	54
Income available to stockholders	$978	$8,920

Denominator:
Weighted average number of common shares outstanding - basic	100,234	87,245
Effect of dilutive securities:
Restricted stock	—	—
Weighted average number of common shares outstanding - diluted	100,234	87,245

Net income per share:
Basic	$0.01	$0.10
Diluted	$0.01	$0.10
_______________________________________
(1)    Restricted share awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Numerator:
Net income (loss) available to stockholders	$(26,234)	$2,498
Basic net income (loss) allocable to participating securities (1)	—	15
Income (loss) available to stockholders	$(26,234)	$2,483

Denominator:
Weighted average number of common shares outstanding - basic	100,161	82,841
Effect of dilutive securities:
Restricted stock	—	—
Weighted average number of common shares outstanding - diluted	100,161	82,841

Net income (loss) per share:
Basic	$(0.26)	$0.03
Diluted	$(0.26)	$0.03

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

Overview and Outlook

Our financial and operating performance and significant events for the third quarter of 2016 include the following highlights:

•	Increased our average daily production rate 24% for the third quarter of 2016 as compared to the same period in 2015, and 13% as compared to the second quarter of 2016.

•
Decreased our cash operating costs on a per Boe basis 11% from $10.50 to $9.36 for the third quarter of 2016 as compared to the same period in 2015, and these costs were 6% lower as compared to the second quarter of 2016. These costs include lease operating expense, production and ad valorem taxes, and general and administrative expense excluding equity based compensation expense.

•	Acquired approximately $62.4 million of additional oil and gas properties in the Midland Basin.

Recent significant events that occurred in October 2016 include the following:

•
Entered into definitive agreements to acquire Silver Hill Energy Partners, LLC ("SHEP I") and Silver Hill Energy Partners II, LLC ("SHEP II", and together with SHEP I, "Silver Hill") for $1.25 billion of cash and 31.0 million shares of RSP common stock in aggregate, implying a total purchase price of approximately $2.4 billion (based on a 20-day volume weighted average price of RSP Inc. common stock as of October 12, 2016).

◦	Silver Hill is comprised of two privately held entities that collectively own oil and gas producing properties and undeveloped acreage in Loving and Winkler counties in Texas.

◦	The SHEP I acquisition is expected to close in the fourth quarter of 2016 and the SHEP II acquisition is expected to close in the first quarter of 2017, subject to shareholder approval.

•
Completed an underwritten public offering of 25.3 million shares of RSP Inc. common stock, including the exercise of the underwriter's option to purchase additional shares, raising approximately $1 billion in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company. The proceeds from the equity offering are expected to be used to fund a portion of the cash purchase price of the Silver Hill acquisitions.

Our average daily production rate during the third quarter of 2016 was 29,761 Boe/d, a 24% increase from our third quarter 2015 average daily production of 24,000 Boe/d, and a 13% increase from our second quarter 2016 average daily production of 26,407 Boe/d. Oil production was 73% of total production on a volumetric basis and 91% of our total revenues in the third quarter of 2016.

During the third quarter of 2016, we participated in the drilling of 17 horizontal wells (10 operated) and participated in the completion of 30 horizontal wells (17 operated). In our vertical drilling program, we drilled 3 operated wells and completed 1 operated vertical well.

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

We will continue to use commodity derivative instruments to hedge our price risk in the future. Our hedging strategy and future hedging transactions will be determined at our discretion and may be different than what we have done on a historical basis. We are not under an obligation to hedge a specific portion of our production. For information regarding the summary of open positions, see Note 4 of Notes to Consolidated Financial Statements.

2016 Capital Budget

The Company's updated capital budget for drilling, completion, and infrastructure for 2016 is approximately $295 to $315 million as a result of continued strong well performance from the Company's existing asset base and as a result of the anticipated closing in the fourth quarter of the SHEP I acquisition. The Company anticipates operating three horizontal rigs through the end of 2016, with two additional horizontal rigs anticipated to be added to the newly acquired Silver Hill properties when the SHEP I acquisition is closed. In addition, we plan on operating one dedicated completion crew for the rest of 2016. We will continue to monitor commodity prices, our cash flow and returns to determine any adjustments to our capital budget. We intend to complete a majority of our drilled but uncompleted well inventory in 2016, which will enable us to have a higher completion count than typically associated with our 2016 rig program.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Oil, NGLs and Natural Gas Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended September 30,
	2016	2015	Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$84,722	$74,746	$9,976	13%
Natural gas sales	3,901	3,283	618	19%
NGL sales	4,998	2,615	2,383	91%
Total revenues	$93,621	$80,644	$12,977	16%
Average sales prices:
Oil (per Bbl) (excluding impact of cash settled derivatives)	$42.60	$44.84	$(2.24)	(5)%
Oil (per Bbl) (after impact of cash settled derivatives)	41.46	57.36	(15.90)	(28)%
Natural gas (per Mcf)	2.27	2.27	—	—%
Natural gas (per Mcf) (after impact of cash settled derivatives)	2.27	2.27	—	—%
NGLs (per Bbl)	10.82	8.72	2.10	24%
Total (per Boe) (excluding impact of cash settled derivatives)	$34.19	$36.52	$(2.33)	(6)%
Total (per Boe) (after impact of cash settled derivatives)	$33.37	$45.98	$(12.61)	(27)%
Production:
Oil (MBbls)	1,989	1,667	322	19%
Natural gas (MMcf)	1,720	1,448	272	19%
NGLs (MBbls)	462	300	162	54%
Total (MBoe)	2,738	2,208	530	24%
Average daily production volume:
Total (Boe/d)	29,761	24,000	5,761	24%

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

	Three Months Ended September 30, 2016
	2016	2015
Average realized oil price ($/Bbl)	$42.60	$44.84
Average NYMEX ($/Bbl)	44.94	46.43
Differential to NYMEX	(2.34)	(1.59)
Average realized oil price to NYMEX percentage	95%	97%

Average realized natural gas price ($/Mcf)	$2.27	$2.27
Average NYMEX ($/Mcf)	2.81	2.77
Differential to NYMEX	(0.54)	(0.50)
Average realized natural gas price to NYMEX percentage	81%	82%

Average realized NGL price ($/Bbl)	$10.82	$8.72
Average NYMEX oil price ($/Bbl)	44.94	46.43
Average realized NGL price to NYMEX oil price percentage	24%	19%

Our average realized oil price as a percentage of the average NYMEX price was 95% and 97% for the three months ended September 30, 2016 and 2015, respectively. All of our oil contracts are impacted by the Midland-Cushing differential, which was a negative $0.31 per Bbl for the third quarter of 2016 and a positive $0.72 per Bbl in the comparable 2015 period.

Oil revenues increased 13% to $84.7 million for the three months ended September 30, 2016 from $74.7 million for the 2015 period as a result of an increase in oil production volumes of 322 MBbls, or 19%, partially offset by an $2.24 per Bbl decrease, or 5%, in our average realized price for oil.

Natural gas revenues increased 19% and were $3.9 million and $3.3 million for the three months ended September 30, 2016 and 2015, respectively. Natural gas production volumes increased by 272 MMcf, or 19%.

NGL revenues increased 91% to $5.0 million for the three months ended September 30, 2016 from $2.6 million for the 2015 period as a result of a $2.10 per Bbl increase, or 24%, in our average realized NGL price and an increase in NGL production volumes of 162 MBbls, or 54%.

Our higher production volumes for all products were primarily a result of increased production from our drilling program, along with the full period impact of our acquisitions that closed in 2015.

Operating Expenses. The following table summarizes our expenses for the years indicated:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$14,174	$14,274	$(100)	(1)%
Production and ad valorem taxes	5,872	4,674	1,198	26%
Depreciation, depletion and amortization	50,022	43,031	6,991	16%
Asset retirement obligation accretion	118	84	34	40%
Impairment of unproved properties	971	4,238	(3,267)	(77)%
Exploration expense	359	218	141	65%
General and administrative expenses	8,857	6,678	2,179	33%
Total operating expenses before loss (gain) on sale of assets	$80,373	$73,197	$7,176	10%
Expenses per Boe:
Lease operating expenses (excluding gathering and transportation)	$4.67	$6.08	(1.41)	(23)%
Gathering and transportation	0.51	0.38	0.13	34%
Production and ad valorem taxes	2.14	2.12	0.02	1%
Depreciation, depletion and amortization	18.27	19.49	(1.22)	(6)%
Asset retirement obligation accretion	0.04	0.04	—	—%
Impairment	0.35	1.92	(1.57)	NM
Exploration expense	0.13	0.10	0.03	30%
General and administrative - cash component	2.04	1.92	0.12	6%
General and administrative - recurring stock comp (1)	1.20	0.95	0.25	26%
General and administrative - non-recurring stock comp (2)	—	0.15	(0.15)	(100)%
Total operating expenses per Boe	$29.35	$33.15	$(3.80)	(11)%
(1) Represents non-cash compensation expense related to restricted stock awards and performance share awards granted as part of the Company's ongoing compensation and retention program.
(2) Non-recurring 2015 amounts include compensation expense related to the successful completion of the Company's IPO. These one-time awards vested over time for retention purposes.

Lease Operating Expenses.  Lease operating expenses remained flat at $14.2 million for the three months ended September 30, 2016 from $14.3 million for the 2015 period despite a significant increase in production. On a per Boe basis, lease operating expense, excluding gathering and transportation costs, decreased 23% from $6.08 per Boe in 2015 to $4.67 per Boe in 2016. The decrease was primarily attributable to increased operating efficiencies and cost reduction efforts in 2016. Gathering and transportation costs, which are included in lease operating expenses, were $1.4 million for the three months ended September 30, 2016 and $0.8 million for the 2015 period. On a per Boe basis, our gathering and transportation costs were $0.51 and $0.38 for the three months ended September 30, 2016 and 2015 respectively.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased 26% to $5.9 million for the three months ended September 30, 2016 from $4.7 million for 2015 primarily due to higher production volumes and revenues in the 2016 period, and increased 1% on a per Boe basis to $2.14 per Boe for the three months ended September 30, 2016.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased 16% to $50.0 million for the three months ended September 30, 2016 from $43.0 million for the 2015 period mainly due to increased production.  The DD&A rate decreased 6% to $18.27 per Boe for the three months ended September 30, 2016 from $19.49 per Boe for the 2015 period. The decrease in depletion per Boe in 2016 was due to an increase in our reserve volumes over the last year from acquisitions as well as successful drilling activities, somewhat offset by an increase in capitalized costs in proved property over the last year from these same activities.

Impairment of Unproved Properties. We incurred $1.0 million and $4.2 million of impairment expense on our unproved property for the three months ended September 30, 2016 and 2015, respectively. These impairments related to upcoming acreage lease expirations that the Company does not intend to extend or develop. We may incur additional unproved property impairments in the future due to acreage expirations and changes in development plans. We may incur proved property impairments in the future if commodity prices remain low. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and gas prices, estimates of proved reserves and future capital expenditures and production costs.

Exploration Expense. Exploration expense increased from $0.2 million for the three months ended September 30, 2015 to $0.4 million for the 2016 period due to an increase in expenditures on geological and geophysical activity in 2016.

General and Administrative Expenses. General and administrative expenses increased to $8.9 million for the three months ended September 30, 2016, from $6.7 million for the 2015 period primarily due to increases in employee headcount and related expense including equity-based compensation. Equity-based compensation expense, which was recorded in general and administrative expenses, was $3.3 million for the three months ended September 30, 2016 and $2.4 million for the 2015 period.

Other Income and Expenses. The following table summarizes our other income and expenses:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Other income, net	$310	$66	$244	370%
Net gain (loss) on derivative instruments	(2,934)	18,098	(21,032)	(116)%
Interest expense	(13,146)	(11,680)	(1,466)	13%
Total other income (expense)	$(15,770)	$6,484	$(22,254)	(343)%

Other Income. Other income was minimal for both the three months ended September 30, 2016 and 2015.

Net Gain (Loss) on Derivative Instruments. During the three months ended September 30, 2016, we recorded a $2.9 million net loss as compared to an $18.1 million net gain in the 2015 period. The change was a result of expiring contracts on derivative positions over the last year and the future commodity price outlook as of September 30, 2016 as compared to September 30, 2015.

Interest Expense. During the three months ended September 30, 2016, we recorded $13.2 million of interest expense as compared to $11.7 million in the 2015 period. Interest expense was higher than the prior-year period as a result of the issuance of additional senior notes in August 2015.

Income Tax Benefit. During the three months ended September 30, 2016, we recorded $3.5 million of income tax benefit compared to $5.0 million of income tax expense in the 2015 period. In the third quarter of 2016, the Company recorded a return to provision adjustment which incorporated both a tax provision benefit and a reserve for an uncertain tax position which resulted in a net tax benefit of $2.3 million.

Results of Operations

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Oil, NGLs and Natural Gas Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$211,212	$195,968	$15,244	8%
Natural gas sales	8,841	7,544	1,297	17%
NGL sales	10,869	6,972	3,897	56%
Total revenues	$230,922	$210,484	$20,438	10%
Average sales prices:
Oil (per Bbl) (excluding impact of cash settled derivatives)	$38.74	$47.54	$(8.80)	(19)%
Oil (per Bbl) (after impact of cash settled derivatives)	38.86	64.28	(25.42)	(40)%
Natural gas (per Mcf)	1.80	2.19	(0.39)	(18)%
Natural gas (per Mcf) (after impact of cash settled derivatives)	1.80	2.19	(0.39)	(18)%
NGLs (per Bbl)	9.80	9.22	0.58	6%
Total (per Boe) (excluding impact of cash settled derivatives)	$31.29	$38.61	$(7.32)	(19)%
Total (per Boe) (after impact of cash settled derivatives)	$31.38	$51.27	$(19.89)	(39)%
Production:
Oil (MBbls)	5,452	4,122	1,330	32%
Natural gas (MMcf)	4,910	3,437	1,473	43%
NGLs (MBbls)	1,109	756	353	47%
Total (MBoe)	7,379	5,451	1,928	35%
Average daily production volume:
Total (Boe/d)	26,931	19,967	6,964	35%

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

	Nine Months Ended September 30,
	2016	2015
Average realized oil price ($/Bbl)	$38.74	$47.54
Average NYMEX ($/Bbl)	41.33	51.00
Differential to NYMEX	(2.59)	(3.46)
Average realized oil price to NYMEX percentage	94%	93%

Average realized natural gas price ($/Mcf)	$1.80	$2.19
Average NYMEX ($/Mcf)	2.28	2.80
Differential to NYMEX	(0.48)	(0.61)
Average realized natural gas price to NYMEX percentage	79%	78%

Average realized NGL price ($/Bbl)	$9.80	$9.22
Average NYMEX oil price ($/Bbl)	41.33	51.00
Average realized NGL price to NYMEX oil price percentage	24%	18%

Our average realized oil price as a percentage of the average NYMEX price was 94% and 93% for the nine months ended September 30, 2016 and 2015, respectively. All of our oil contracts are impacted by the Midland-Cushing differential, which was a negative $0.11 per Bbl for the nine months ended September 30, 2016 and a negative $0.62 per Bbl in the comparable 2015 period.

Oil revenues increased 8% to $211.2 million for the nine months ended September 30, 2016 from $196.0 million for the 2015 period as a result of an increase in oil production volumes of 1,330 MBbls, or 32%, partially offset by a $8.80 per Bbl decrease, or 19%, in our average realized price for oil.

Natural gas revenues increased 17% and were $8.8 million and $7.5 million for the nine months ended September 30, 2016 and 2015, respectively. Natural gas prices production volumes increased by 1,473 MMcf, or 43%, partially offset by a decrease in natural gas prices of $0.39 per Mcf, or 18%.

NGL revenues increased 56% to $10.9 million for the nine months ended September 30, 2016 from $7.0 million for the 2015 period as a result of an increase in NGL production volumes of 353 MBbls, or 47%, and an increase of $0.58 per Bbl, or 6%, in our average realized NGL price.

Our higher production volumes for all products were primarily a result of increased production from our drilling program, along with the full period impact of our acquisitions closed in 2015.

Operating Expenses. The following table summarizes our expenses for the years indicated:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$41,359	$41,578	$(219)	(1)%
Production and ad valorem taxes	14,985	14,273	712	5%
Depreciation, depletion and amortization	141,877	114,152	27,725	24%
Asset retirement obligation accretion	354	252	102	40%
Impairment of unproved properties	4,322	4,238	84	2%
Exploration expense	828	2,285	(1,457)	(64)%
General and administrative expenses	25,997	19,913	6,084	31%
Total operating expenses before loss (gain) on sale of assets	$229,722	$196,691	$33,031	17%
Expenses per Boe:
Lease operating expenses (excluding gathering and transportation)	$5.16	$7.16	(2.00)	(28)%
Gathering and transportation	0.44	0.47	(0.03)	(6)%
Production and ad valorem taxes	2.03	2.62	(0.59)	(23)%
Depreciation, depletion and amortization	19.23	20.94	(1.71)	(8)%
Asset retirement obligation accretion	0.05	0.05	—	—%
Impairment	0.59	0.78	(0.19)	(32)%
Exploration expense	0.11	0.42	(0.31)	(74)%
General and administrative - cash component	2.09	2.37	(0.28)	(12)%
General and administrative - recurring stock comp (1)	1.34	1.07	0.27	25%
General and administrative - non-recurring stock comp (2)	0.09	0.21	(0.12)	(57)%
Total operating expenses per Boe	$31.13	$36.09	$(4.96)	(14)%
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

Lease Operating Expenses.  Lease operating expenses remained flat at $41.4 million for the nine months ended September 30, 2016 compared to $41.6 million for the 2015 period despite a significant increase in production. On a per Boe basis, lease operating expense, excluding gathering and transportation costs, decreased from $7.16 per Boe in 2015 to $5.16 per Boe in 2016. The decrease was primarily attributable to higher production, increased operating efficiencies, and cost reduction efforts in the 2016 period. Gathering and transportation costs, which are included in lease operating expenses, were $3.2 million for the nine months ended September 30, 2016 and $2.6 million for the 2015 period. On a per Boe basis, our gathering and transportation costs were $0.44 and $0.47 for the nine months ended September 30, 2016 and 2015, respectively.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased 5% to $15.0 million for the nine months ended September 30, 2016 from $14.3 million for 2015, and decreased 23% on a per Boe basis to $2.03 per Boe for the nine months ended September 30, 2016 mainly due to lower revenues per Boe.

Depreciation, Depletion and Amortization. DD&A expense increased 24% to $141.9 million for the nine months ended September 30, 2016 from $114.2 million for the 2015 period mainly due to increased production.  The DD&A rate decreased 8% to $19.23 per Boe for the nine months ended September 30, 2016 from $20.94 per Boe for the 2015 period. The decrease in depletion per Boe in 2016 was due to an increase in our reserve volumes over the last year from acquisitions as well as successful drilling activities, somewhat offset by an increase in capitalized costs in proved property over the last year from these same activities.

Impairment of Unproved Properties. We incurred $4.3 million of impairment expense on our unproved property for the nine months ended September 30, 2016 and $4.2 million for the 2015 period. The impairment related to upcoming acreage lease expirations that the Company does not intend to extend or to develop. We may incur additional unproved property impairments in the future due to acreage expirations and changes in development plans. We may incur proved property impairments in the future if commodity prices remain low. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and gas prices, estimates of proved reserves and future capital expenditures and production costs.

Exploration Expense. Exploration expense decreased from $2.3 million for the nine months ended September 30, 2015 to $0.8 million for the 2016 period due to less expenditures on geological and geophysical activity in 2016.

General and Administrative Expenses. General and administrative expenses increased to $26.0 million for the nine months ended September 30, 2016, from $20.0 million for the 2015 period primarily due to increases in employee headcount and related expense including equity-based compensation. Equity-based compensation expense, which was recorded in general and administrative expenses, was $10.5 million for the nine months ended September 30, 2016 and $7.0 million for the 2015 period.

Other Income and Expenses. The following table summarizes our other income and expenses:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Other income, net	$587	$227	$360	159%
Net gain (loss) on derivative instruments	(6,222)	17,467	(23,689)	(136)%
Interest expense	(39,041)	(30,363)	(8,678)	29%
Total other income (expense)	$(44,676)	$(12,669)	$(32,007)	253%

Other Income. Other income was minimal for both the nine months ended September 30, 2016 and 2015.

Net Gain (Loss) on Derivative Instruments. During the nine months ended September 30, 2016, we recorded a $6.2 million net loss as compared to $17.5 million of net gains in the 2015 period. The change was a result of expiring contracts on derivative positions over the last year and the future commodity price outlook as of September 30, 2016 as compared to September 30, 2015.

Interest Expense. During the nine months ended September 30, 2016, we recorded $39.0 million of interest expense as compared to $30.4 million in the 2015 period. Interest expense was higher than the prior-year period as a result of the issuance of additional senior notes in August 2015.

Income Tax Benefit. During the nine months ended September 30, 2016, we recorded $17.2 million of income tax benefit compared to $1.4 million of income tax benefit in the 2015 period. In 2016, the Company recorded a return to provision adjustment which incorporated both a tax provision benefit and a reserve for an uncertain tax position which resulted in a net tax benefit of $2.3 million.

Capital Requirements and Sources of Liquidity

The Company’s primary sources of liquidity have been proceeds from equity offerings, borrowings under the revolving credit facility, proceeds from the issuance of the senior notes, and cash flows from operations. To date, the Company’s primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties. At September 30, 2016, we had $35.0 million of borrowings outstanding under our revolving credit facility and our borrowing base was $600 million.

During the third quarter of 2016, we spent approximately $65.3 million on drilling and completion activities, $7.9 million of infrastructure and other, and $18.9 million on oil and natural gas property acquisitions. In the first nine months of 2016, we incurred approximately $187.4 million on drilling and completion activities, $11.3 million on infrastructure and other, and $62.4 million on oil and natural gas property acquisitions.

We operate a high percentage of our acreage; therefore, the amount and timing of these capital expenditures are largely discretionary. We may elect to defer a portion of planned capital expenditures depending on a variety of factors, including: returns generated by our drilling program, the level of our expenditures in relation to our cash flow, the success of our drilling activities; prevailing and anticipated prices for oil, NGLs and natural gas; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; drilling, completion and acquisition costs; and the level of participation by other working interest owners.

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and available borrowings under our revolving credit facility to execute our current capital program excluding any acquisitions we may consummate. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and additional capital expenditures may be required to more fully develop our properties. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through borrowings under our revolving credit facility, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. We cannot be assured that needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling program, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.

Silver Hill Acquisitions

The Company intends to finance the cash portion of the Silver Hill acquisitions, subject to market conditions and other factors, with a combination of cash on hand and proceeds from one or more capital market transactions. In the absence of capital markets transactions, the Company may fund the acquisitions with remaining availability under its revolving credit facility.

Working Capital

Our working capital, which we define as current assets minus current liabilities, totaled $12.3 million and $110.1 million at September 30, 2016 and December 31, 2015, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $22.4 million and $142.7 million at September 30, 2016 and December 31, 2015, respectively. Due to the amounts that accrue related to our drilling program, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our revolving credit facility will be sufficient to fund our working capital needs excluding any acquisitions we may consummate. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil, NGL and natural gas production will be the largest variables affecting our working capital.

Contractual Obligations

We had no material changes in our contractual commitments and obligations from amounts listed under "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements and Sources of Liquidity - Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$119,765	$131,435
Net cash used in investing activities	(272,417)	(650,324)
Net cash (used in) provided by financing activities	32,287	519,851

Net cash provided by operating activities was approximately $119.8 million and $131.4 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in net cash provided by operating activities for the nine months ended September 30, 2016, as compared to the 2015 period, was primarily due a reduction in amounts received from our settled derivative contracts in the 2016 period
.

Net cash used in investing activities was approximately $272.4 million and $650.3 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash used in investing activities was due to acquisitions in the 2015 period.

Net cash provided by financing activities was approximately $32.3 million for the nine months ended September 30, 2016 and $519.9 million for the nine months ended September 30, 2015. The 2015 period includes capital received in a follow-on stock offering as well as an issuance of senior notes.

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

The amount available to be borrowed under our revolving credit facility is subject to a borrowing base that is redetermined semiannually each May and November and depends on the volumes of our proved oil and natural gas reserves, estimated cash flows from these reserves and our commodity hedge positions. Our next borrowing base redetermination is scheduled for November 2016. As of September 30, 2016, we had $35.0 million of borrowings and $0.6 million of letters of credit outstanding under our revolving credit facility and $564.4 million of borrowing capacity. In the event of any future offerings of senior unsecured notes issued or guaranteed by RSP LLC, the borrowing base under our revolving credit facility will be automatically reduced by an amount equal to 0.25 multiplied by the aggregate principal amount of notes issued or guaranteed on the date of such issuance.

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

We were in compliance with such covenants and ratios as of September 30, 2016.

Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Company has a choice of borrowing in Eurodollars or at the adjusted base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the quotient of: (i) the LIBOR Rate; divided by (ii) a percentage equal to 100% minus the maximum rate on such date at which the Administrative Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of its borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s referenced rate; (ii) the federal funds effective rate plus 100 basis points; and (iii) the adjusted LIBOR rate plus 100 basis points, plus an applicable margin ranging from 0 to 100 basis points, depending on the percentage of our borrowing base utilized, plus a facility fee of 0.50% charged on the borrowing base amount. At September 30, 2016, the prime borrowing rate of interest under the Company's revolving credit facility was 3.50%. RSP LLC may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs. As of September 30, 2016, the revolving credit facility has a margin of 1.00% to 2.00% plus LIBOR, plus a facility fee of 0.50% charged on the borrowing base amount.

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

For information regarding the summary of open positions, see note 4 of Notes to Consolidated Financial Statements.

The fair value of our derivative contracts as of September 30, 2016 was a net liability of $2.4 million. For information regarding the terms of these hedges, see Note 4 of Notes to Consolidated Financial Statements included in "Part I, Item 1. Financial Statements."

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

Interest Rate Risk

At September 30, 2016, we had $35.0 million of borrowings outstanding that are subject to interest rate risk. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the assumed weighted average interest rate would not be material. We currently do not engage in any interest rate hedging activity.

Item 4.         Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company's repurchase of our common stock during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July 2016	2,009	$35.47	—	$—
August 2016	393	$35.03	—	$—
September 2016	485	$38.67	—	$—
Total	2,887	$35.95	—	$—

'(1) These shares were withheld from employees to satisfy tax obligations arising upon the vesting of restricted shares.

Item 6.  Exhibits.

See Exhibit Index on page 38 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSP PERMIAN, INC.

By:	/s/ Scott McNeill
Scott McNeill
Chief Financial Officer and Director
(Principal Financial Officer)
Date:	November 1, 2016

By:	/s/ Barry S. Turcotte
Barry S. Turcotte
Chief Accounting Officer
(Principal Accounting Officer)
Date:	November 1, 2016

EXHIBIT INDEX

Exhibit No.	Description
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