Form 10-K
period 2016-12-31
RSP Permian, Inc.
filed 2017-02-27
CIK 1588216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common shares were last sold on the New York Stock Exchange as of June 30, 2016, was approximately $2.8 billion. In making the calculation, the registrant has assumed without adjusting for any other purpose, that all of its employees, directors, and entities controlled by or under common control with them, and no other parties, are affiliates.

The registrant had 142,603,010 shares of common stock outstanding at February 24, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:
(1) Portions of the Definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held during May 2017 are incorporated into Part III of this report.

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

"Drilled but uncompleted well." A well that has been drilled but has not undergone the final steps of hydraulic fracturing and procedures necessary to place the well on production.

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

“Proved undeveloped reserves” or “PUDs.” Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Undrilled locations can be classified as having PUDs only if a development plan has been adopted indicating that such locations are scheduled to be drilled within five years.

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

“SEC.” United States Securities and Exchange Commission.

"Spacing.” The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40‑acre spacing, and is often established by regulatory agencies.

“Spot market price.” The cash market price without reduction for expected quality, transportation and demand adjustments.

 “Standardized measure.” Discounted future net cash flows estimated by applying year‑end prices to the estimated future production of year‑end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period‑end costs to determine pre‑tax cash inflows. Future income taxes, if applicable, are computed by applying the statutory tax rate to the excess of pre‑tax cash inflows over our tax basis in the oil and natural gas properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate. The standardized measure does not purport to be the fair value of oil and gas reserves or properties; this would require consideration of expected future economic and operating conditions which are not taken into account in calculating the standardized measure.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Report, including, without limitation, statements containing the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “will,” “may,” “should,” “would,” “could” or other similar expressions, and statements regarding the Company's business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important known factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the volatility of commodity prices, product supply and demand, competition, access to and cost of capital, uncertainties about estimates of reserves and resource potential and the ability to add proved reserves in the future, the ability to successfully complete our pending acquisition of Silver Hill E&P II, LLC, and to integrate acquisitions into our operations, the assumptions underlying production forecasts, the quality of technical data, environmental and weather risks, including the possible impacts of climate change, the ability to obtain environmental and other permits and the timing thereof, government regulation or action, the costs and results of drilling and operations, the availability of equipment, services, resources and personnel required to complete the Company’s operating activities, access to and availability of transportation, processing and refining facilities, the financial strength of counterparties to the Company’s credit facility and derivative contracts and the purchasers of the Company’s production and service providers to the Company, and acts of war or terrorism. For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Part I, Item 1A. Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.                BUSINESS

General

RSP Permian, Inc., a Delaware corporation ("RSP Inc." or the "Company"), is an independent oil and natural gas company engaged in the acquisition, exploration, development and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin of West Texas.  The vast majority of the Company’s acreage is located on large, contiguous acreage blocks in the core of the Midland Basin and the Delaware Basin, both sub-basins of the Permian Basin. The Midland Basin properties are primarily in the adjacent counties of Midland, Martin, Andrews, Ector, Glasscock, and Dawson. The Delaware Basin properties are in Loving and Winkler counties. The Company’s common stock is listed and traded on the NYSE under the ticker symbol “RSPP.”

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

Information presented in this Report on a pro forma basis gives effect to the completion of the IPO Transactions, and information presented in this Report with respect to our predecessor reflects the combined results of RSP LLC and Rising Star. Additional proved reserves and leasehold acreage information in this report is presented on a pro forma basis that gives effect to the completion of the Silver Hill E&P II, LLC ("SHEP II") transaction. Pro forma information reported on a combined basis is not necessarily indicative of the results that would have been obtained if the IPO Transactions had been completed from the Company’s inception.

Business Activities

Shortly after RSP LLC was formed, we began a vertical drilling program on our properties using hydraulic fracture stimulation techniques across multiple productive horizons. These vertical wells were completed in several productive formations and received significant production and reserve contributions from the Wolfcamp and Spraberry formations. These wells are commonly called "Wolfberry" wells in the oil and gas industry. In late 2012, we drilled our first horizontal well and in early 2013 our primary focus shifted to drilling horizontal wells, which we believe provides more attractive returns on a majority of our acreage. We were one of the first operators to implement the use of multi-zone horizontal development in the North Midland Basin. We believe that we were the first operator to drill both a Lower Spraberry horizontal well and a Middle Spraberry horizontal well in the Permian Basin. In addition, RSP was one of the first to drill a Wolfcamp B horizontal well in the North Midland Basin. As a result, RSP has been an early leader in executing a multi-zone horizontal development program in the North Midland Basin and gained substantial industry knowledge relating to several productive zones on its properties. Since initiating our horizontal drilling program in the Midland Basin, we have participated in the completion of 274 horizontal wells with wells completed in five different horizontal zones in the Midland Basin including the Middle Spraberry, Lower Spraberry, Wolfcamp A, Wolfcamp B, and Wolfcamp D. With the acquisition of Silver Hill (defined below), we have acquired properties in which Silver Hill has horizontal wells completed in seven different zones including the Brushy Canyon, 1st Bone Spring, 2nd Bone Spring, 3rd Bone Spring, Wolfcamp X/Y, Lower Wolfcamp A, and Wolfcamp B. We target the multiple oil and natural gas producing stratigraphic horizons, or stacked pay zones, on our properties.

On October 13, 2016, the Company entered into definitive agreements to acquire 100% of Silver Hill Energy Partners, LLC ("SHEP I") and Silver Hill E&P II, LLC ("SHEP II", and together with SHEP I, "Silver Hill") for $1.25 billion of cash and

31.0 million shares of RSP Inc. common stock in aggregate, implying a total purchase price of $2.4 billion at the time of the acquisition announcement (based on the 20-day volume weighted average price of RSP Inc. common stock). Silver Hill is comprised of two privately held entities that collectively own oil and gas producing properties and undeveloped acreage in Loving and Winkler counties in Texas. Silver Hill owns approximately 40,100 net acres with net production of approximately 15,000 Boe per day as of the acquisition announcement date. Silver Hill's highly contiguous acreage position in the core of the Delaware Basin is complementary to the Company's existing asset base in the Midland Basin and the acquisition creates substantial scale from a production and acreage standpoint. The majority of the purchase price will be recorded to proved and unproved oil and natural gas properties on the Company's balance sheet. The SHEP I acquisition closed on November 28, 2016 with a cash cost of $604 million, before purchase price adjustments, and 15.0 million shares of RSP Inc. common stock. The SHEP II acquisition is expected to close in March 2017. These acquisitions are further described in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

During 2016, our developmental capital expenditures, which includes drilling, completion, infrastructure and other and excludes acquisitions, totaled $294 million, which included approximately $275 million spent on drilling and completion activities and $19 million spent on infrastructure and other. In addition, we spent $69 million on bolt-on acquisitions and additions to leasehold in the Midland Basin and approximately $1.2 billion, of which $604 million required the use of cash, on closing the first part of our Silver Hill acquisition, using the stock price of $39.78 at the closing date.

In 2015, our developmental capital expenditures totaled $391 million which included approximately $354 million on drilling and completion activities, $37 million on infrastructure and other, and in addition we spent approximately $456 million on acquisitions and additions to leasehold. As of December 31, 2016, RSP had 11 operated horizontal and 11 non-operated horizontal drilled but uncompleted wells in inventory.

Our board of directors has approved an initial capital budget for drilling, completion, and infrastructure for 2017 of approximately $625 to $700 million, which anticipates increasing our operated horizontal rig count from five currently to eight by the end of the year. We will continue to monitor commodity prices, our cash flow and returns to determine adjustments to our capital budget. We intend to allocate our 2017 capital budget approximately as follows:

•$575 to $625 million for drilling and completion activities; approximately 10% of which is non-operated drilling and completion activities; and
•$50 to $75 million for infrastructure and other.

For the year ended December 31, 2016, our average net daily production was 29,161 Boe/d (approximately 73% oil, 11% natural gas and 16% NGLs), of which 77% was from horizontal well production and 23% was from vertical well production. As of December 31, 2016, we operated and produced from 233 horizontal and 402 vertical wells and were the operator of approximately 81% of our net acreage.

As of December 31, 2016, our estimated pro forma proved oil and natural gas reserves, taking into account both the SHEP I acquisition which closed on November 28, 2016 and the SHEP II acquisition expected to close in March 2017, were 283.3 MMBoe as summarized in the reserve reports by Netherland, Sewell & Associates, Inc. ("Netherland Sewell") our independent reserve engineer. Of these reserves, approximately 39% were classified as PDP. PUDs included in this estimate are from 367 horizontal well locations. As of December 31, 2016, total proved reserves were approximately 70% oil, 12% natural gas and 18% NGLs.

The following table provides summary information regarding our proved reserves as of December 31, 2016..

	Estimated Total Proved Reserves
	Oil	Natural	NGLs	Total	%	%	%
	(MMBbls)	Gas (Bcf)	(MMBbls)	(MMBoe)	Oil	Liquids(1)	Developed
Permian Basin (2)	164.7	176.8	42.7	236.9	70	88	41
SHEP II (3)	34.2	32.6	6.7	46.4	74	88	30
Pro Forma Total (4)	198.9	209.4	49.4	283.3	70	88	39

(1)         Includes both oil and NGLs.
(2)         Includes properties acquired in the SHEP I acquisition which closed on November 28, 2016.
(3)         Includes properties expected to be acquired in the SHEP II acquisition during March 2017.

(4) Pro Forma Total includes our total estimated proved reserves as of December 31, 2016 including the SHEP II acquisition.

Competition and Markets

General

We are the operator of approximately 81% of our net acreage. As operator, we design and manage the well development and supervise operation and maintenance activities on a day-to-day basis. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ petroleum engineers, geologists and land professionals who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.

Marketing and Customers

We market the majority of the oil and natural gas production from properties we operate for both our account and the account of the other working interest owners in these properties. We sell our natural gas production to purchasers at market prices. We sell all of our natural gas under contracts with terms greater than twelve months and all of our oil under contracts with terms of twelve months or less, excluding five year oil purchase agreements with Shell Trading (US) Company (“Shell Trading”), Enterprise Crude Oil, LLC, and Plains Marketing, LP. These contracts typically allow for the sale of production quantities at prices that approximate the current market price for the underlying commodity.

We normally sell production to a relatively small number of customers, as is customary in the exploration, development and production business. For the year ended December 31, 2016, two purchasers individually accounted for more than 10% of our revenue: Shell Trading Company (US) (23%) and Enterprise Crude Oil LLC (27%). For the year ended December 31, 2015, four purchasers individually accounted for more than 10% of our revenue: Shell Trading Company (US) (37%), Enterprise Crude Oil LLC (12%), Phillips 66 Company (22%) and Diamondback E&P LLC (13%). For the year ended December 31, 2014, four purchasers individually accounted for more than 10% of our revenue: Shell Trading Company (US) (31%), Enterprise Crude Oil LLC (24%), Diamondback E&P LLC (14%) and Permian Transport & Trading (21%). However, based on the current demand for oil, NGLs, and natural gas, and the availability of other purchasers, we believe that the loss of any one or all of our major purchasers would not have a material adverse effect on our financial condition and results of operations, as crude oil, NGLs, and natural gas are fungible products with well-established markets and numerous purchasers.

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

Competition

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Larger or more integrated competitors also may be able to absorb the burden of existing, and any changes to, federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

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

Seasonality of Business

Weather conditions affect the demand for, and prices of, both oil and natural gas and refinery turnaround and summer driving season affects demand for, and prices of crude oil. The prices of both oil and natural gas are heavily dependent on prevailing and expectations of future supply and demand factors, including current domestic and worldwide storage of each commodity and may not follow a seasonal pattern. Due to seasonal fluctuations or the other above factors impacting pricing, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis.

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

In December 2015, H.R. 2029 was signed into law which lifted a ban on the export of crude oil from the United States. This will enable U.S. oil producers the flexibility to seek new markets and export oil into the global marketplace.

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

Air Emissions

The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources, such as, for example, tank batteries and compressor stations, through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre‑approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, the EPA has promulgated final rules under the Clean Air Act that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (the "NSPS") and the Natural Emission Standards for Hazardous Air Pollutants (the "NESHAPS") programs. With regards to production activities, these final rules have required, among other things, the reduction of volatile organic compound ("VOC") emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted: wildcat (exploratory) and delineation gas wells; low reservoir pressure non‑wildcat and non‑delineation gas wells; and all “other” fractured and refractured gas wells. All three subcategories of wells must route flow back emissions to a gathering line or be captured and combusted using a combustion device such as a flare. However, the “other” wells must use reduced emission completions, also known as “green completions." These regulations also establish specific new requirements regarding emissions from production‑related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. The rule is designed to limit emissions of VOC, sulfur dioxide, and hazardous air pollutants from a variety of sources within natural gas processing plants, oil and natural gas production facilities, and natural gas transmission compressor stations. In May 2016, the EPA issued new final rules that, among other things, imposed green completion requirements on all newly-fractured and refractured oil wells. This rule could require a number of modifications to our operations, including the installation of new equipment. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase our costs of development and production, which costs could be significant. However, we do not believe that compliance with such requirements will have a material adverse effect on our operations.

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

These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include certain of our operations. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule and believe that our monitoring activities are in substantial compliance with applicable reporting obligations. More recently, in May 2016, the EPA finalized a suite of regulations that established methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities.

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

We may be subject to regulations that restrict our ability to discharge water produced as part of our production operations, and the ability to use injection wells as a disposal option not only will depend on federal or state regulations but also on whether available injection wells have sufficient storage capacities. For example, the EPA has issued a "no discharge" effluent limitation prohibiting oil and natural gas operators from transporting wastewater associated with hydraulic fracturing activities to publicly owned treatment works for disposal.

Certain governmental reviews have been conducted or are underway that focus on the potential environmental impacts of hydraulic fracturing. For example, the EPA has completed a study of the potential environmental effects of hydraulic fracturing on water resources and published a final report in December 2016. Other governmental agencies, including the U.S. Department of Energy, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

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

In summary, we believe we are in substantial compliance with currently applicable environmental laws and regulations. Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non‑recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2016, nor do we anticipate that such expenditures will be material in 2017.

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

Employees

As of December 31, 2016, we had 115 full-time employees. We hire independent contractors on an as needed basis. We have no collective bargaining agreements with our employees. We believe our employee relationships are satisfactory.

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

Oil, NGL and natural gas prices are volatile. A further reduction or sustained decline in commodity prices may adversely affect our operations, financial condition and level of expenditures for the development of our oil, NGL and natural gas reserves.
The prices we receive for our oil, NGLs and natural gas production heavily influence our revenue, operating results, profitability, access to capital, future rate of growth and carrying value of our properties. Oil, NGLs and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities markets have been volatile, and these markets will likely continue to be volatile in the future. The prices we receive for our oil, NGL and natural gas production significantly affect our operations, financial condition, access to capital, future rate of growth, carrying value of our properties and level of expenditures. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control and include the following:

•	the level of global exploration and production;

•	the level of global inventories;

•	actions of the Organization of the Petroleum Exporting Countries, its members and other state-controlled oil companies relating to oil price and production controls;

•	worldwide and regional economic conditions affecting the global supply and demand for oil, NGLs and natural gas;

•	the price and quantity of imports of foreign oil, NGLs and natural gas;

•	political and economic conditions in or affecting other producing countries, including conflicts in the Middle East, Africa, South America and Russia;

•	prevailing prices on local price indexes in the areas in which we operate and expectations about future commodity prices;

•	the proximity, capacity, cost and availability of gathering and transportation facilities, and other factors that result in differentials to benchmark prices;

•	localized and global supply and demand fundamentals and transportation availability;

•	the cost of exploring for, developing, producing and transporting reserves;

•	weather conditions and other natural disasters;

•	technological advances affecting energy consumption;

•	the price and availability of alternative fuels;

•	expectations about future commodity prices; and

•	domestic, local and foreign governmental regulation and taxes.

In the second half of 2014, oil prices began a rapid and significant decline as the global oil supply began to outpace demand. During 2015 and 2016, the global oil supply continued to outpace demand, resulting in a sustained decline in realized prices for oil production. Although there has been a dramatic decrease in drilling activity in the industry, oil storage levels in the United States remain at historically high levels. Until supply and demand balance and oil storage levels return to historical norms, prices will likely remain volatile. The U.S. Federal Reserve has indicated that it intends to raise interest rates, as a result the dollar has strengthened relative to other leading currencies, which has caused oil prices to weaken as oil prices are U.S. dollar-denominated and generally move inversely to the value of the U.S. dollar. In addition, the lifting of economic sanctions on Iran has resulted in increasing supplies of oil from Iran, adding further downward pressure to oil prices. Recently, in response to continued depressed oil prices and elevated oil storage levels, OPEC and certain other non-OPEC nations announced coordinated plans to cut their overall production levels aimed to reduce worldwide oil supplies and help strengthen the price of crude oil. Such actions by OPEC and other nations to curtail production may not result in lifting prices as many other demand and supply factors may ultimately weigh on future oil prices. NGL prices generally correlate to the price of oil. Also adversely affecting the price for NGLs is the supply of NGLs in the United States, which has continued to grow due to an increase in industry participants targeting projects that produce NGLs in recent years. Prices for domestic natural gas began to decline during the third quarter of 2014 and remained weak throughout 2015 and 2016. The declines in natural gas prices are primarily due to an imbalance between supply and demand across North America. The continued duration and magnitude of these commodity price declines cannot be accurately predicted.
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
We enter into derivative instrument contracts from time to time for a portion of our production. As of December 31, 2016, we had entered into hedging contracts through December 31, 2017 covering a total of approximately 7,988 MBbls of our projected oil production. Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments.
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
As of December 31, 2016, the estimated fair value of our commodity derivative contracts was a net liability of approximately $17.0 million. Any default by the counterparties, to these derivative contracts when they become due, may have a material adverse effect on our financial condition and results of operations.
In addition, derivative arrangements could limit the benefit we would receive from increases in the prices for oil and natural gas, which could also have a material adverse effect on our financial condition.

Although we have hedged a portion of our estimated 2017 production, these hedges may be inadequate to protect us from continuing and prolonged decline in the price of oil and natural gas. To the extent that the price of oil and natural gas remain at current levels or declines further, we will not be able to hedge future production at the same level as our current hedges, and our results of operations and financial condition would be negatively impacted.

Our exploitation, development and exploration projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our ability to access or grow reserves.
The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the exploitation, development and acquisition of oil and natural gas reserves. Our 2017 capital budget for drilling, completion, recompletion and infrastructure is currently estimated to be approximately $625 million to $700 million. Our capital budget excludes acquisitions. We expect to fund 2017 capital expenditures with cash generated by operations, borrowings under our revolving credit facility, our cash balance at year-end, and possibly offerings of our debt and equity securities. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, oil, NGL, and natural gas prices; actual drilling results; the availability of drilling rigs and other services and equipment; and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production.
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
Our Effective Horizontal Acreage is what we believe to be our acreage position that is prospective for hydrocarbon production across our target horizontal zones underneath our total surface acreage of 138,633 gross (83,986 net) acres. Our belief is based upon our evaluation of our initial horizontal drilling results and those of other operators in our area to date, combined with our interpretation of available geologic and engineering data. Although we believe this acreage metric more accurately conveys our horizontal drilling opportunities in our target zones, and we believe our analysis of engineering, geological, geochemical and seismic data is based on industry standards, our calculation of our Effective Horizontal Acreage is an inexact estimate. We cannot assure you that all, or any portion of our Effective Horizontal Acreage, is prospective for our target zones, that any portion of our Effective Horizontal Acreage will ever be drilled or that, if drilled, will result in commercially productive wells.
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
As of December 31, 2016, we had identified 5,003 horizontal drilling locations on our acreage. In addition, we will require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. See “-Our exploitation, development and exploration projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our ability to access or grow reserves.” Any drilling activities we are able to conduct on these locations may not be successful or result in our ability to add additional proved reserves to our overall proved reserves or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our future business and results of operations.
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
Water and sand are essential components of deep shale oil and natural gas production processes. Our ability to obtain water and sand for our operations may be affected by the price of water and sand, the availability of transportation and other market conditions. Additionally, some governmental authorities have restricted the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supplies. If we are unable to obtain water or sand to use in our operations, we may be unable to economically produce oil and natural gas, which could have a material and adverse effect on our financial condition, results of operations and cash flows.
Our producing properties are located in the Permian Basin of West Texas, making us vulnerable to risks associated with operating in one major geographic area.
All of our producing properties are geographically concentrated in the Permian Basin of West Texas. At December 31, 2016, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or other drought related conditions or interruption of the processing or transportation of oil, NGLs or natural gas. For example, all of our oil contracts are impacted by the Midland-Cushing price differential, which reflects the difference between the price of crude at Midland, Texas, versus the price of crude at Cushing, Oklahoma, a major hub where production from Midland is often transported via pipeline. The price we currently realize on barrels of oil we sell is reduced by the value of the Midland-Cushing differential, which reached as high as $21 per barrel in August 2014. If the Midland-Cushing differential, or other price differentials pursuant to which our production is subject, were to widen due to oversupply or other factors, our revenue could be negatively impacted.
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
As of December 31, 2016, 59% of our total estimated proved reserves were classified as proved undeveloped. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of our estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our PUDs as unproved reserves. Further, we may be required to write down our PUDs if we do not drill those wells within five years after their respective dates of booking.
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
We may be unable to make attractive acquisitions or successfully integrate acquired businesses or assets, and any inability to do so may disrupt our business and hinder our ability to grow.
From time to time, we may make acquisitions of assets or businesses that complement or expand our current business.  However, there is no guarantee we will be able to identify attractive acquisition opportunities.  In the event we are able to identify attractive acquisition opportunities, we may be unable to complete the acquisitions, or do so on commercially acceptable terms.  Competition for acquisitions may also increase the cost of, or cause us to refrain from, successfully completing acquisitions.

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
In addition, our revolving credit facility, the indenture governing our 6.625% senior notes due 2022 and the indenture governing our 5.25% senior notes due 2025 (collectively, the "senior notes") impose certain limitations on our ability to enter into mergers or combination transactions. Our revolving credit facility and the indentures also limit our ability to incur certain indebtedness, which could indirectly limit our ability to engage in acquisitions of businesses. If we desire to engage in an acquisition that is otherwise prohibited by our revolving credit facility or the indentures governing our senior notes, we will be required to seek the consent of our lenders or the holders of the senior notes in accordance with the requirements of the credit facility or the indentures, which consent may be withheld by the lenders under our credit facility or such holders of senior notes at their sole discretion.

Any acquisition we complete is subject to risks that could adversely affect our business, including the risk that our acquisitions may prove to be worth less than what we paid because of uncertainties in evaluating recoverable reserves and could expose us to potentially significant liabilities.
We have obtained a significant portion of our current reserve base through acquisitions of producing properties and undeveloped acreage. The success of any acquisition involves potential risks, including among other things:

•	the inability to estimate accurately the costs to develop the reserves, recoverable volumes of reserves, rates of future production and future net cash flows attainable from the reserves;

•	the assumption of unknown liabilities, including environmental liabilities, and losses or costs for which the Company is not indemnified or for which the indemnity the Company receives is inadequate;

•	the effect on our liquidity or financial leverage of using available cash or debt to finance acquisitions; and

•	the diversion of management's attention from other business concerns.

Successful acquisitions of oil and natural gas properties require an assessment of a number of factors, including estimates of recoverable reserves, the timing of recovering reserves, exploration potential, future commodity prices, operating costs and potential environmental, regulatory and other liabilities. Such assessments are inexact, and we cannot make these assessments with a high degree of accuracy. In connection with our assessments, we perform a review of the acquired properties that we believe to be generally consistent with industry practices. However, such a review may not reveal all existing or potential problems.
There may be threatened, contemplated, asserted or other claims against the acquired assets related to environmental, title, regulatory, tax, contract, litigation or other matters of which we are unaware, which could materially and adversely affect our production, revenues and results of operations. We are sometimes able to obtain contractual indemnification for pre-closing liabilities, including environmental liabilities, but we generally acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties.
We could experience periods of higher costs if commodity prices rise. These increases could reduce our profitability, cash flow and ability to complete development activities as planned.
Historically, our capital and operating costs have risen during periods of increasing oil, natural gas and NGL prices. These cost increases result from a variety of factors beyond our control, such as increases in the cost of electricity, steel and other raw materials that we and our vendors rely upon and increased demand for labor, services and materials as drilling activity increases. Decreased levels of drilling activity in the oil and natural gas industry in recent periods have led to declining costs of some drilling equipment, materials and supplies. However, such costs may rise quickly if commodity prices, thereby negatively impacting our profitability, cash flow and ability to complete development activities as scheduled and on budget.
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
While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs. These programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, on May 12, 2016, the EPA issued a final rule establishing standards for the reduction of methane, a GHG, from new and existing sources in the oil and gas sector. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. It remains unclear what actions, if any, the Trump administration will undertake related to GHG emissions. Substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have a material adverse effect on our exploration and production operations.

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
We may be subject to regulations that restrict our ability to discharge water produced as part of our production operations, and the ability to use injection wells as a disposal option not only will depend on federal or state regulations but also on whether available injection wells have sufficient storage capacities. In June 2016, the EPA issued a final rule banning the disposal of wastewater from unconventional oil and gas wells to public wastewater and sewage treatment plants. Produced and other flowback water from our current operations in the Permian Basin is typically not discharged to wastewater treatment plants but is re-injected into underground formations that do not contain potable water.
Further, the EPA has promulgated final rules that subject all oil and natural gas operations (production, processing, transmission, storage and distribution) to regulation under the NSPS and NESHAPS programs. These rules include NSPS standards for completions of hydraulically‑fractured gas wells. The standards include the reduced emission completion techniques developed in the EPA’s Natural Gas STAR program along with pit flaring of gas not sent to the gathering line. The standards are applicable to newly drilled and fractured wells and wells that are refractured. Further, the rules under NESHAPS include Maximum Achievable Control Technology (“MACT”) for glycol dehydrators and storage vessels at major source of hazardous air pollutants not currently subject to MACT standards. On May 12, 2016, the EPA issued three additional rules for the oil and gas industry to reduce emissions of methane, volatile organic compounds (“VOCs”) and other compounds. These rules apply to all new, reconstructed, and modified processes and equipment since September 2015. Among other things, the new rules impose green completion requirements on new hydraulically fractured oil wells and reduce allowable emissions of methane and VOCs.
In addition, certain governmental reviews have been conducted or are underway that focus on the potential environmental impacts of hydraulic fracturing. For example, the EPA has completed a study of the potential environmental effects of hydraulic fracturing on water resources and published a final report in December 2016. Other governmental agencies, including the U.S. Department of Energy, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.
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

Competition in the oil and natural gas industry is intense, making it more difficult for us to acquire properties, market oil or natural gas, and secure and maintain trained personnel.
Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties, market oil and natural gas and secure and maintain trained personnel. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to pay more for productive properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. In addition, other companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital, which could have a material adverse effect on our business.
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
Potential legislation, if enacted into law, could make significant changes to U.S. federal and state income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to: (i) the repeal of the percentage depletion allowance for oil and natural gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities for oil and natural gas production; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective.
The passage of this legislation or any other similar change in U.S. federal income tax law, as well as any similar changes in state law, could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could negatively affect our financial condition and results of operations. Additionally, future legislation could be enacted that increases the taxes or fees imposed on oil and natural gas extraction. Any such legislation could result in increased operating costs and/or reduced consumer demand for petroleum products, which in turn could affect the prices we receive for our oil, NGL and gas.
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
The requirements of being a public company may strain our resources, increase our costs and distract management.
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

We are subject to certain requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to comply with the requirements of Section 404 or if we or our auditors identify and report material weaknesses in internal control over financial reporting, our investors may lose confidence in our reported information and our stock price may be negatively affected.
We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act. Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm opine on those internal controls. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we or our auditors identify and report material weaknesses in internal control over financial reporting, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.
A small number of our stockholders hold a substantial portion of our outstanding common stock.

Five of our largest stockholders, Silver Hill Energy Partners Holdings, LLC, Collins, Wallace LP, The Vanguard Group, and Boston Partners (such stockholders collectively, the "Principal Investors") collectively hold approximately 33.2% of our common stock as of December 31, 2016 and their interests may conflict with those of other stockholders. Furthermore, in connection with the closing of our IPO, we entered into a stockholders' agreement with RSP Permian Holdco, L.L.C. (which has since assigned its rights and obligations thereunder to Production Opportunities II, L.P. (“Production Opportunities”)), Collins, Wallace LP, Rising Star (which has since assigned its rights and obligations thereunder to Natural Gas Partners VIII, L.P.) and Pecos Energy Partners, L.P. The stockholders' agreement provides each of Collins and Wallace LP with the right to designate a nominee to our board of directors so long as each beneficially owns at least five percent of the outstanding shares of our common stock. The existence of significant stockholders and the stockholders' agreement may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. Moreover, this concentration of stock ownership may adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders.

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
Our revolving credit facility limits the amounts we can borrow up to a borrowing base amount, which the lenders, in their sole discretion, determine on a semi‑annual basis based, among other things, upon projected revenues from, and asset values of, the oil and natural gas properties securing our loan. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our revolving credit facility. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. The borrowing base under our revolving credit facility is currently $950 million, with lender commitments of $2 billion.
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
Our ability to make scheduled payments on or to refinance our indebtedness obligations, including our revolving credit facility and the senior notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. Our revolving credit facility and indentures governing the senior notes currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet scheduled debt service obligations.
The borrowing base under our revolving credit facility is currently $950 million and the Company elected commitment amount is $900 million. Provided that the SHEP II acquisition closes before May 1, 2017, our borrowing base will increase to $1.1 billion and our next borrowing base redetermination will be in November 2017. In the future, we may not be able to access adequate funding under our revolving credit facility as a result of a decrease in borrowing base due to the issuance of new indebtedness, the outcome of a subsequent borrowing base redetermination or an unwillingness or inability on the part of lending counterparties to meet their funding obligations and the inability of other lenders to provide additional funding to cover the defaulting lender’s portion. Declines in commodity prices could result in a determination to lower the borrowing base in the future and, in such a case, we could be required to repay any indebtedness in excess of the redetermined borrowing base. As a result, we may be unable to implement our drilling and development plan, make acquisitions or otherwise carry out business plans, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.
Our leverage and debt service obligations may adversely affect our financial condition, results of operations, business prospects and our ability to make payments on our debt obligations.
As of December 31, 2016, we had $1.15 billion of senior unsecured notes outstanding, $0.6 million of letters of credit outstanding under our revolving credit facility, and $899.4 million of borrowing capacity under our revolving credit facility. Our level of indebtedness could affect our operations in several ways, including the following:

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
Subject to the restrictions in our credit facility and indentures governing the senior notes, we may incur substantial additional indebtedness (including secured indebtedness) in the future. Although our credit facility and indentures governing the senior notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial.
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
Our revolving credit facility and the indentures governing the senior notes have restrictive covenants that could limit our growth, financial flexibility and our ability to engage in certain activities.
Our revolving credit facility and the indentures governing the senior notes have restrictive covenants that could limit our growth, financial flexibility and our ability to engage in activities that may be in our long‑term best interests. Our revolving credit facility and the indentures governing the senior notes contain covenants, that, among other things, limit our ability to:

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
A downgrade in our credit rating could negatively impact our cost of and ability to access capital.
We receive debt credit ratings from Standard & Poor’s Ratings Group, Inc. (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), which are subject to regular reviews. S&P and Moody’s consider many factors in determining our ratings including: production growth opportunities, liquidity, debt levels and asset and reserve mix.

A downgrade in our credit ratings could negatively impact our costs of capital and our ability to effectively execute aspects of our strategy. Further, a downgrade in our credit ratings could affect our ability to raise debt in the public debt markets, and the cost of any new debt could be much higher than our outstanding debt. These and other impacts of a downgrade in our credit ratings could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

Our properties as of December 31, 2016 include working interests in approximately 139,000 gross and 84,000 net surface acres located in the Permian Basin primarily in the Texas counties of Midland, Martin, Andrews, Ector, Glasscock, Dawson, Loving and Winkler.

The Permian Basin consists of mature, legacy onshore oil and liquids-rich natural gas reservoirs that span approximately 86,000 square miles in West Texas and New Mexico. It is composed of three sub basins, the Delaware Basin, the Central Basin Platform and the Midland Basin. Both the Midland Basin and the Delaware Basin are characterized by extensive operating histories, favorable operating environments, available infrastructure and a well-developed network of oilfield service providers, long reserve lives, multiple producing horizons, and a large number of operators. The first commercial wells were drilled in both basins during the 1920's. Advances in geologic understanding and production technology have highlighted the resource potential of these basins unconventional reservoirs that are productive after hydraulic-fracture stimulation. Technological advances in 3-D seismic imagery have demonstrated the larger geographic extent of the unconventional formations than originally estimated and, due to multiple stacked pay zones, significantly more oil in place as compared to other major U.S. shale oil plays. In recent years, drilling activity in the Permian Basin has shown a growing trend towards horizontal and directional drilling over vertical drilling.

The vast majority of our acreage is located on large, contiguous acreage blocks in the core of the Midland Basin and Delaware Basin. The Midland Basin properties are primarily in the adjacent Texas counties of Midland, Martin, Andrews, Ector, Glasscock, and Dawson. The Delaware Basin properties are located in the adjacent Texas counties of Loving and Winkler. We believe that our properties are prospective for oil and liquids-rich natural gas from multiple producing stratigraphic horizons, which we refer to as stacked pay zones.

As of December 31, 2016 we had identified 5,003 horizontal drilling locations, which include properties acquired in the SHEP I acquisition in November 2016 in multiple horizons across our acreage. Including the properties expected to be acquired in the SHEP II acquisition, expected to close in March 2017, our pro forma identified horizontal drilling locations was 5,930. We define identified drilling locations as locations specifically identified by management as an estimation of our multi-year drilling activities based on evaluation of applicable geologic and engineering data. The availability of local infrastructure, drilling support assets and other factors as management may deem relevant, such as easement restrictions and state and local regulations, are considered in determining such locations. The drilling locations on which we actually drill wells will ultimately depend upon the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, actual drilling results and other factors.

Our contiguous acreage positions allow us to drill longer laterals, maximize our resource recovery on a per section basis and increase our returns. In addition, our contiguous acreage positions allow us the flexibility to adjust our drilling and completion techniques, primarily the length of our horizontal laterals, in order to maximize our well results, drilling costs and returns. Our contiguous acreage positions and owning leases covering virtually all of the depths of our properties allow us to target multiple horizontal zones underneath our surface acreage. Including the SHEP II acreage, our total pro forma Effective Horizontal Acreage is approximately 502,000 net acres when considering the multiple zones under the surface acreage in our core areas, which we believe more accurately conveys the extent of our horizontal drilling opportunities in our target zones.

Estimated proved reserves, net to our interest, in our properties, as of December 31, 2016, which include properties acquired in the SHEP I acquisition in November 2016 and have been reviewed by Netherland Sewell, our independent petroleum engineering firm, were approximately 236.9 MMBoe (70% oil, 12% natural gas, and 18% NGLs), of which 41% were classified as PDP. The estimated proved reserves are generally characterized as long-lived, with predictable production profiles. Including the properties expected to be acquired in the SHEP II acquisition, expected to close in March 2017, our pro forma proved reserves were approximately 283.3 MMBoe (70% oil, 12% natural gas, and 18% NGLs), of which 39% were classified as PDP.

Production Status. For the year ended December 31, 2016, our average net daily production was 29,161 Boe/d (approximately 73% oil, 16% NGLs and 11% natural gas), of which 77% was from horizontal well production and 23% was from vertical well production. For the year ended December 31, 2015, our average net daily production was 21,047 Boe/d

(approximately 75% oil, 14% NGLs and 11% natural gas). As of December 31, 2016, we operated and produced from 233 horizontal and 402 vertical wells and were the operator of approximately 81% of our net acreage.

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

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Proved Reserves. Our proved reserve estimates as of December 31, 2016 and the proved reserve estimates associated with SHEP II as of December 31, 2016 were prepared by Netherland Sewell, our independent petroleum engineers. The technical persons responsible for preparing our proved reserve estimates set forth in the Netherland Sewell letters meet the requirements with regard to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Netherland Sewell does not own an interest in any of our properties, nor is it employed by us on a contingent basis. A copy of each of the independent petroleum engineering firm’s proved reserve reports as of December 31, 2016 is included as an exhibit to this Report.

We maintain an internal staff of petroleum engineers and geoscience professionals who worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets in the Permian Basin. Our internal technical team members meet with our independent reserve engineers periodically during the period covered by the proved reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to Netherland Sewell for our properties, such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs. Our Reservoir Engineering Manager is primarily responsible for overseeing the preparation of all of our reserve estimates. He is a petroleum engineer with over 13 years of reservoir and operations experience, and our geoscience staff has an average of approximately 20 years of energy industry experience per person.

The preparation of our proved reserve estimates are completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

•review and verification of historical production data, which data is based on actual production as reported by us;
•preparation of reserve estimates by our Reservoir Engineering Manager or under his direct supervision;
•review by our Chief Executive Officer of all of our reported proved reserves at the close of each quarter, including the review of all significant reserve changes and all new PUDs additions;
•direct reporting responsibilities by our Reservoir Engineering Manager to our Chief Operating Officer; and
•verification of property ownership by our land department.

Estimation of Proved Reserves. Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2016, 2015 and 2014 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (i) production performance-based methods; (ii) material balance-based methods; (iii) volumetric-based methods; and (iv) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for PDP wells were estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy. Non-producing reserve estimates, for developed and undeveloped properties, were forecast using either volumetric or analogy methods, or a combination of both. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing and PUDs for our properties, due to the mature nature of the properties targeted for development and an abundance of subsurface control data.

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

Summary of Oil and Natural Gas Reserve Estimates. The following table presents our estimated net proved oil and natural gas reserves as of December 31, 2016, 2015, and 2014, as well as our pro forma net proved oil and natural gas reserves, after giving effect to the SHEP II acquisition as if it had occurred on January 1, 2016, as of December 31, 2016, in each case, prepared in accordance with the rules and regulations of the SEC. All of our proved reserves are located in the United States. Copies of the December 31, 2016 reserve reports by Netherland Sewell covering our proved reserves and the SHEP II proved reserves are included as exhibits to this Report.

	Year ended December 31,
	2016	2015	2014	Pro Forma 2016
Proved developed reserves:
Oil (MBbls)	65,025	44,128	27,716	75,341
Natural gas (MMcf)	76,255	56,640	35,921	86,475
NGLs (MBbls)	18,759	11,020	8,221	20,864
Total (MBoe)	96,493	64,588	41,924	110,617
Proved undeveloped reserves:
Oil (MBbls)	99,703	67,007	41,557	123,601
Natural gas (MMcf)	100,531	76,867	56,501	122,959
NGLs (MBbls)	23,937	14,767	13,518	28,575
Total (MBoe)	140,395	94,585	64,492	172,669
Total proved reserves:
Oil (MBbls)	164,728	111,135	69,273	198,942
Natural gas (MMcf)	176,786	133,507	92,422	209,434
NGLs (MBbls)	42,696	25,787	21,739	49,439
Total (MBoe)	236,888	159,173	106,416	283,286

The changes from December 31, 2015 estimated proved reserves to December 31, 2016 estimated proved reserves reflect production during this period of approximately 10,673 MBoe, net downward revisions of approximately 17,750 MBoe, additions due to acquisitions of 40,900 MBoe which included our acquisition of SHEP I that closed in November 2016, and additions of approximately 65,238 MBoe attributable to extensions resulting from drilling of wells by us to delineate our acreage position. The negative revision of previous estimated quantities was mainly due to the removal of certain vertical PUDs, as these locations will be replaced with horizontal wells when drilled in the future. The negative revisions of previous estimated quantities due to pricing were 2,131 MBoe.

The changes from December 31, 2014 estimated proved reserves to December 31, 2015 estimated proved reserves reflect production during this period of approximately 7,682 MBoe, net downward revisions of approximately 20,505 MBoe, additions due to acquisitions of 14,379 MBoe, and additions of approximately 66,565 MBoe attributable to extensions resulting from drilling of wells by us to delineate our acreage position. The negative revisions of previous estimated quantities due to pricing were 19,641 MBoe.

On a pro forma basis, the changes from our actual December 31, 2016 estimated proved reserves to our pro forma December 31, 2016 estimated proved reserves reflect additions of 46,398 due to the acquisition of SHEP II, which is expected to close in March 2017.

Reserve engineering is a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices and future production rates and costs. Please read “Item 1. Risk Factors.”

Additional information regarding our proved reserves can be found in the notes to our financial statements included elsewhere in this Report and the proved reserve reports as of December 31, 2016, which are included as exhibits to this Report.

PUDs

Year Ended December 31, 2016

As of December 31, 2016, our PUDs totaled 99,703 MBbls of oil, 23,937 MBbls of NGLs and 100,531 MMcf of natural gas, for a total of 140,395 MBoe. PUDs will be converted from undeveloped to developed as the applicable wells begin production. Changes in PUDs that occurred during 2016 were primarily due to:

•additions of approximately 47,225 MBoe attributable to extensions resulting from drilling of wells by us to delineate our acreage position;

•additions of approximately 28,512 MBoe attributable to acquisitions, which included our acquisition of SHEP I that closed in November 2016; and

•the conversion of approximately 8,487 MBoe attributable to PUDs into proved developed reserves, and

•net reductions of approximately 21,440 from negative revisions of previous estimated quantities which were primarily due to negative revisions due to the removal of certain vertical PUDs as these locations will be replaced with horizontal wells when drilled in the future, along with negative revisions due to pricing of 244 MBoe.

During the year ended December 31, 2016 , we spent $68.2 million to convert PUDs to proved developed reserves.

All of our PUD drilling locations are scheduled to be drilled within five years of their initial booking.

As of December 31, 2016, less than 1% of our total proved reserves were classified as proved developed non-producing.

Oil and Natural Gas Production Prices and Costs

Production and Price History

The following table sets forth information regarding net production of oil, natural gas and NGLs, and certain price and cost information for each of the periods indicated:

	RSP Permian, Inc.
	Years ended December 31,
	2016	2015	2014 (1)
Production data:
Oil (MBbls)	7,790	5,805	3,049
Natural gas (MMcf)	7,188	4,991	2,974
NGLs (MBbls)	1,685	1,045	718
Total (MBoe)	10,673	7,682	4,263
Average net daily production (Boe/d)	29,161	21,047	11,679
Average prices before effects of hedges(1)(2):
Oil (per Bbl)	$41.28	$45.36	$83.10
Natural gas (per Mcf)	1.94	2.11	3.55
NGLs (per Bbl)	10.87	9.75	25.04
Total (per Boe)	33.15	$36.97	$66.13
Average realized prices after effects of hedges(3)(4):
Oil (per Bbl)	41.06	$61.22	$85.01
Natural gas (per Mcf)	1.94	2.11	3.59
NGLs (per Bbl)	10.87	9.75	25.04
Total (per Boe)	32.99	$48.96	$67.53
Average costs (per Boe):
Lease operating expenses (excluding gathering and transportation)	$4.93	$6.46	$7.49
Gathering and transportation	0.48	0.46	0.65
Production and ad valorem taxes	2.03	2.60	4.63
Depreciation, depletion and amortization	18.21	20.05	20.61

Components of general and administrative expense:
General and administrative - cash component (5)	$2.10	$2.33	$4.25
General and administrative - (non IPO stock comp) (6)	1.23	1.03	0.64
General and administrative - (IPO stock comp) (7)	—	0.19	4.11
General and administrative - non-recurring stock comp (8)	0.06	—	—
Total general and administrative	3.39	3.55	9.00

(1) Represents information with respect to our predecessor for the first 22 days of 2014 plus that of RSP Permian, Inc. for the remainder of the year. Our predecessor reflects the combined results of RSP LLC and Rising Star.
(2) Does not include the results related to the acquisition of working interests from Pecos in 2014 (the “Pecos Contribution”) due to its lack of significance to our financial results.
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
(5) Amount includes all cash corporate general and administrative expenses, including cash compensation amounts. Certain IPO bonus amounts were recognized in the 2014 actual results which increased the general and administrative - cash component per Boe and these expenses were non-recurring. See the discussion of general and administrative expenses in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition-Results of Operations.
(6) Represents compensation expense related to restricted stock awards and performance share awards granted as part of the Company's ongoing compensation and retention program.

(7) IPO stock comp consists of two components. One component represents restricted stock awarded to certain employees as a result of a successful IPO. These one-time awards vest over time for retention purposes. The other component represents non-cash compensation expense associated with incentive units owned by certain members of management. These incentive units determined the stock allocation between management and Natural Gas Partners and had no dilutive impact or cash impact to the Company. See the discussion of incentive units in Note 8-Equity Based Compensation of Notes to Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data.”
(8) The non-recurring 2016 amount is a compensation charge associated with the retirement of an officer of the Company.

Productive Wells

As of December 31, 2016 we owned an interest in 959 gross (534 net) productive wells, which include properties acquired in the SHEP I acquisition in November 2016. Including the properties expected to be acquired in the SHEP II acquisition, expected to close in March 2017, our pro forma interest was in 990 gross (562 net) productive wells. Our wells are oil wells which produce associated liquids-rich natural gas. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2016 relating to our leasehold acreage:

	Developed acreage(1)		Undeveloped acreage(2)		Total acreage
	Gross	Net	Gross	Net	Gross	Net
Midland Basin	36,723	20,514	47,314	36,839	84,037	57,353
Delaware Basin (3)	1,640	841	52,956	25,792	54,596	26,633
Total	38,363	21,355	100,270	62,631	138,633	83,986

Delaware Basin (4)	1,240	1,124	19,990	12,298	21,230	13,422
Pro Forma Total	39,603	22,479	120,260	74,929	159,863	97,408
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
(3)         Includes properties acquired in the SHEP I acquisition in November 2016.
(4)         Includes properties expected to be acquired in the SHEP II acquisition in March 2017.

Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. The following table sets forth the gross and net undeveloped acreage, as of December 31, 2016, that will expire over the next five years unless production is established within the spacing units covering the acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates.

	2017		2018		2019		2020		2021
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	25,206	15,972	10,944	3,032	1,606	109	—	—	—	—
Delaware Basin (1)	26,082	13,665	18,466	2,138	6,920	593	—	—	—	—
Delaware Basin (2)	19,308	12,906	5,748	445	5,488	1,075	—	—	—	—
(1)         Includes properties acquired in the SHEP I acquisition in November 2016.
(2)         Includes properties expected to be acquired in the SHEP II acquisition in March 2017.

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

	RSP Permian, Inc.
	For the Year Ended December 31,
	2016		2015		2014 (1)
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive(1)	1.0	0.9	—	—	2.0	1.7
Dry	—	—	—	—	—	—
Total Exploratory	1.0	0.9	—	—	2.0	1.7

Development Wells:
Productive(1)	85.0	47.7	118.0	63.6	147.0	84.1
Dry	—	—	—	—	—	—
Total Development	85.0	47.7	118.0	63.6	147.0	84.1

Total Wells:
Productive(1)	86.0	48.6	118.0	63.6	149.0	85.8
Dry	—	—	—	—	—	—
Total	86.0	48.6	118.0	63.6	149.0	85.8

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

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed and traded on the NYSE under the symbol “RSPP.” The table below sets forth, for the periods indicated, the high and low sales prices per share of our common stock.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2016
Low	$16.74	$27.19	$33.14	$34.93
High	$30.14	$36.50	$40.74	$46.44
	2015
Low	$21.62	$25.13	$19.20	$20.52
High	$29.88	$31.15	$28.28	$30.38

On February 24, 2017, the Company's common stock was held by 9 shareholders of record. This number excludes owners for whom common stock may be held in “street” name.

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

ITEM 6.                                                SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data of the Company, selected historical consolidated financial data of our predecessor and selected pro forma combined financial data of RSP Permian, Inc. for the years indicated and as of the dates indicated. Our predecessor reflects the combined results of RSP LLC and Rising Star. For more information regarding our predecessor, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Our Predecessor and RSP, Inc.”

The selected historical consolidated financial data of our predecessor as of and for the years ended on December 31, 2013 and 2012 were derived from audited historical financial statements of our predecessor. The selected financial data of the Company for the year ended December 31, 2014 were derived from audited historical financial statements of our predecessor (for the first 22 days of 2014) and audited financial statements of the Company (for the remainder of 2014). The selected financial data of the Company for the years ended December 31, 2015 and 2016, and as of December 31, 2016, 2015, and 2014 were derived from audited financial statements of the Company.

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

	RSP Permian, Inc.					RSP Permian, Inc. Pro Forma
	Year Ended December 31,					Year Ended December 31,
	2016	2015	2014 (1)	2013	2012	2014	2013
						(Unaudited)
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Oil sales	$321,588	$263,286	$253,371	$110,345	$91,441	$257,830	$177,415
Natural gas sales	13,945	10,517	10,572	5,383	4,284	10,762	7,647
NGL sales	18,324	10,189	17,982	7,314	8,702	18,317	11,644
Total revenues	$353,857	$283,992	$281,925	$123,042	$104,427	$286,909	$196,706

Operating expenses:
Lease operating expenses	$57,778	$53,124	$34,704	$14,113	$12,693	$35,398	$22,667
Production and ad valorem taxes	21,615	19,995	19,758	8,326	7,575	20,009	13,236
Depreciation, depletion and amortization	194,360	154,039	87,844	47,158	48,803	91,477	80,487
Exploration	1,093	2,380	3,854	551	161	3,854	551
Asset retirement obligation accretion	472	336	142	121	115	151	199
Impairments (2)	4,901	34,269	4,344	—	—	4,344	—
General and administrative expenses	36,170	27,317	38,357	3,852	2,859	17,619	3,716
Acquisition Costs	6,374	—	—	—	—	—	—
Total operating expenses	322,763	291,460	189,003	74,121	72,206	172,852	120,856
(Gain) loss on sale of assets	—	306	13	(22,700)	(6,734)	13	—
Operating income (loss)	$31,094	$(7,774)	$92,909	$71,621	$38,955	$114,044	$75,850

Other income (expense):
Other income (expenses), net	$1,833	$469	$(44)	$1,202	$884	$(44)	$1,202
Gain (loss) on derivative instruments	(23,760)	20,906	81,470	(2,607)	(796)	81,470	(2,607)
Interest expense	(52,724)	(43,538)	(14,031)	(5,216)	(3,474)	(14,031)	(10,890)
Total other income (expense)	$(74,651)	$(22,163)	$67,395	$(6,621)	$(3,386)	$67,395	$(12,295)
Income (loss) before taxes	(43,557)	(29,937)	160,304	65,000	35,569	181,439	63,555
Income tax (expense) benefit	18,706	11,683	(157,806)	(2,262)	339	(65,318)	(22,717)
Net Income (loss)	$(24,851)	$(18,254)	$2,498	$62,738	$35,908	$116,121	$40,838

Pro Forma Per share data (unaudited):
Net earnings per common share:
Basic and diluted						$1.55	$0.56
Weighted average common shares outstanding:
Basic and diluted						74,297	72,500

Pro Forma C Corporation Data (unaudited)(3):
Net income before taxes			$160,304	$62,738
Pro forma income taxes			(57,709)	(22,586)
Pro forma net income			$102,595	$40,152

Cash Flow Data:
Net cash provided by operating activities	$166,213	$218,805	$223,157	$73,345	$72,803
Net cash used in investing activities	(1,029,423)	(874,939)	(816,925)	(119,591)	(113,220)
Net cash provided by financing activities	1,411,245	742,583	636,826	8,248	81,583

(1) Represents our predecessor’s historical financial data for the first 22 days of 2014 plus RSP Permian, Inc.'s historical financial data for the remainder of the year.

(2) Impairments in 2014 and 2016 primarily relate to unproved properties where lease terms expired. Impairments in 2015 relate primarily to write downs of the value of proved properties in Dawson County, where these properties were deemed impaired based upon impairment testing under successful efforts accounting, along with impairments on unproved properties where lease terms expired.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$690,776	$142,741	$56,292	$13,234	$51,232
Other current assets	85,486	44,799	117,450	33,901	31,124
Total current assets	776,262	187,540	173,742	47,135	82,356
Property, plant and equipment, net	4,129,635	2,758,630	2,094,618	516,288	421,412
Other long-term assets	90,530	21,263	10,551	24,232	9,470
Total assets	$4,996,427	$2,967,433	$2,278,911	$587,655	$513,238

Current liabilities	108,269	77,402	104,252	30,866	28,165
Long-term debt	1,132,275	686,512	488,964	128,155	111,586
NPI payable	—	—	—	36,931	16,583
Other long-term liabilities	339,155	344,935	359,924	4,822	3,061
Total stockholders'/members’ equity	3,416,728	1,858,584	1,325,771	386,881	353,843
Total liabilities and stockholders'/members’ equity	$4,996,427	$2,967,433	$2,278,911	$587,655	$513,238

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

Our Predecessor and RSP Inc.

RSP Inc. was formed in September 2013 and, prior to the consummation of our IPO in January 2014, did not have historical financial operating results. The historical results of RSP LLC and Rising Star Energy Development Co., L.L.C. , our predecessor, have been consolidated for all periods presented prior to the IPO date. In connection with the IPO, pursuant to the terms of a corporate reorganization, RSP LLC became a wholly-owned subsidiary of RSP Inc. RSP LLC was formed in 2010 to engage in acquisition, exploration, development, and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin of West Texas. Also in connection with the IPO, Rising Star contributed to RSP Inc. certain assets that represent substantially all of Rising Star’s production and revenues for each of the years ended December 31, 2013 and 2012 in exchange for shares of RSP Inc.’s common stock and cash.

Overview and Outlook

Our financial and operating performance and significant events in 2016 included the following highlights:

•	Increased our average daily production rate 39% for the year ended December 31, 2016 as compared to the same period in 2015.

•
Decreased our cash operating costs on a per Boe basis 19% from $11.85 to $9.54 in 2016 as compared to 2015. These costs include lease operating expense, production and ad valorem taxes, and general and administrative expense (excluding equity based compensation expense).

•
In October 2016, entered into definitive agreements to acquire Silver Hill Energy Partners, LLC ("SHEP I") and Silver Hill E&P II, LLC ("SHEP II", and together with SHEP I, "Silver Hill") for $1.25 billion of cash and 31.0 million shares of RSP Inc. common stock in aggregate, implying a total purchase price of approximately $2.4 billion (based on the 20-day volume weighted average price of RSP Inc. common stock).

◦	Silver Hill is comprised of two privately-held entities that collectively own oil and gas producing properties and undeveloped acreage in Loving and Winkler counties in Texas.

◦	The SHEP I acquisition closed in November 2016, and the SHEP II acquisition is expected to close in March 2017.

•
Also in October 2016, completed an underwritten public offering of 25.3 million shares of RSP Inc. common stock, including the exercise of the underwriter's option to purchase additional shares, raising approximately $1 billion in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company. The proceeds from the equity offering were used to fund the cash purchase price of the SHEP I acquisition and pay down the existing balance on the revolving credit facility.

•
In December 2016, issued $450 million of 5.25% senior unsecured notes due 2025 at par in a private placement. The proceeds from the notes offering are expected to be used to fund a portion of the cash purchase price of the SHEP II acquisition.

•
Also in December 2016, amended our revolving credit facility to increase the borrowing base from $600 million to $950 million, extend the maturity date to December 2021, update key financial covenants and increase the maximum commitments of the lenders from $1.0 billion to $2.5 billion.

•	Acquired approximately $69 million of additional oil and gas properties in the Midland Basin.

Our average daily production rate during 2016 was 29,161 Boe/d, a 39% increase from 2015 average daily production of 21,047 Boe/d. Oil production was 73% of total production on a volumetric basis and oil sales were 91% of our total revenues in 2016.

During 2016, we participated in the drilling of 81 horizontal wells (46 operated) and participated in the completion of 90 horizontal wells (53 operated). In our 2016 vertical drilling program, we drilled 4 vertical operated wells and completed 6 operated vertical wells. In 2015, we drilled 102 horizontal wells (53 operated) and completed 91 horizontal wells (45 operated). In our 2015 vertical drilling program, we drilled 16 vertical wells (12 operated) and completed 24 vertical wells (19 operated). At the end of 2016, we operated four horizontal rigs in the Midland Basin and one horizontal rig in the Delaware Basin.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our operations, including:

•production volumes;

•	revenues on the sale of oil, NGLs and natural gas, including the effect of our commodity derivative contracts on our production;
•operating expenses; and
•capital efficiency

Due to the inherent volatility in commodity prices, we have historically used commodity derivative instruments, such as collars, swaps and puts, to hedge price risk associated with a significant portion of our anticipated production. Our hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in commodity prices and provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in commodity prices and may partially limit our potential gains from future increases in prices. None of our instruments are used for trading purposes. We do not speculate on commodity prices but rather attempt to hedge a portion of our physical production in order to protect our returns. Our revolving credit facility limits our ability to enter into commodity hedges covering greater than 85% of our reasonably projected production volume.

We will continue to use commodity derivative instruments to hedge our price risk in the future. Our hedging strategy and future hedging transactions will be determined at our discretion and may be different than what we have done on a historical basis. We are not under an obligation to hedge a specific portion of our production. For information regarding the summary of open positions, see Note 4 of Notes to Consolidated Financial Statements included in "Part II, Item 8. Financial Statements and Supplementary Data."

2017 Capital Budget

Our board of directors has approved an initial capital budget for drilling, completion, and infrastructure for 2017 of approximately $625 to $700 million which anticipates increasing our operated horizontal rig count from five currently to eight by the end of the year. We will continue to monitor commodity prices, our cash flow and returns to determine adjustments to our capital budget. We intend to allocate our 2017 capital budget approximately as follows:

•$575 to $625 million for drilling and completion activities; approximately 10% of which is non-operated drilling and completion activities; and
•$50 to $75 million for infrastructure and other.

Our 2017 capital budget excludes acquisitions and additions to leasehold and is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil, NGLs and natural gas, results of horizontal drilling and completions, economic and industry conditions at the time of drilling, the availability of sufficient capital resources for drilling prospects, our financial results and the availability of lease extensions and renewals on reasonable terms.

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Oil, NGLs and Natural Gas Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Year Ended December 31,
	2016	2015	Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$321,588	$263,286	$58,302	22%
Natural gas sales	13,945	10,517	3,428	33%
NGL sales	18,324	10,189	8,135	80%
Total revenues	$353,857	$283,992	$69,865	25%
Average sales prices:
Oil (per Bbl) (excluding impact of cash settled derivatives)	$41.28	$45.36	$(4.08)	(9)%
Oil (per Bbl) (after impact of cash settled derivatives)	41.06	61.22	(20.16)	(33)%
Natural gas (per Mcf)	1.94	2.11	(0.17)	(8)%
Natural gas (per Mcf) (after impact of cash settled derivatives)	1.94	2.11	(0.17)	(8)%
NGLs (per Bbl)	10.87	9.75	1.12	11%
Total (per Boe) (excluding impact of cash settled derivatives)	$33.15	$36.97	$(3.82)	(10)%
Total (per Boe) (after impact of cash settled derivatives)	$32.99	$48.96	$(15.97)	(33)%
Production:
Oil (MBbls)	7,790	5,805	1,985	34%
Natural gas (MMcf)	7,188	4,991	2,197	44%
NGLs (MBbls)	1,685	1,045	640	61%
Total (MBoe)	10,673	7,682	2,991	39%
Average daily production volume:
Total (Boe/d)	29,161	21,047	8,114	39%

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

	Year Ended December 31,
	2016	2015
Average realized oil price ($/Bbl)	$41.28	$45.36
Average NYMEX ($/Bbl)	43.32	48.80
Differential to NYMEX	(2.04)	(3.44)
Average realized oil price to NYMEX percentage	95%	93%

Average realized natural gas price ($/Mcf)	$1.94	$2.11
Average NYMEX ($/Mcf)	2.46	2.67
Differential to NYMEX	(0.52)	(0.56)
Average realized natural gas price to NYMEX percentage	79%	79%

Average realized NGL price ($/Bbl)	$10.87	$9.75
Average NYMEX oil price ($/Bbl)	43.32	48.80
Average realized NGL price to NYMEX oil price percentage	25%	20%

Our average realized oil price as a percentage of the average NYMEX price was 95% and 93% for the years ended December 31, 2016 and 2015, respectively. All of our oil contracts are impacted by the Midland-Cushing differential, which was negative $0.15 per Bbl for the year ended December 31, 2016 and negative $0.41 per Bbl for the year ended December 31, 2015. As the differential decreased, our realized price per barrel of oil increased. This differential has continued to be lower than historical amounts as new pipeline infrastructure has been put into service and lower than anticipated production growth has occurred, alleviating pipeline capacity constraints that occurred in prior periods.

Oil revenues increased 22% to $321.6 million for the year ended December 31, 2016 from $263.3 million for the year ended December 31, 2015 as a result of an increase in oil production volumes of 1,985 MBbls, or 34%, partially offset by an $4.08 per Bbl decrease, or 9%, in our average realized price for oil.

Natural gas revenues increased 33% and were $13.9 million and $10.5 million for the years ended December 31, 2016 and 2015, respectively. Natural gas production volumes increased by 2,197 MMcf, or 44%, partially offset by an 8% decrease in our average realized price per Mcf.

NGL revenues increased 80% to $18.3 million for the year ended December 31, 2016 from $10.2 million for the year ended December 31, 2015 period as a result of a $1.12 per Bbl increase, or 11%, in our average realized NGL price and an increase in NGL production volumes of 640 MBbls, or 61%.

Our higher production volumes for all products were primarily a result of increased production from our drilling program, along with the full period impact of our acquisitions that closed in 2015.

Operating Expenses. The following table summarizes our expenses for the years indicated:

	Year Ended December 31,
	2016	2015	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$57,778	$53,124	$4,654	9%
Production and ad valorem taxes	21,615	19,995	1,620	8%
Depreciation, depletion and amortization	194,360	154,039	40,321	26%
Asset retirement obligation accretion	472	336	136	40%
Impairment of unproved properties	4,901	34,269	(29,368)	(86)%
Exploration expense	1,093	2,380	(1,287)	(54)%
General and administrative expenses	36,170	27,317	8,853	32%
Acquisition costs	6,374	—	6,374	100%
Total operating expenses before loss on sale of assets	$322,763	$291,460	$31,303	11%
Expenses per Boe:
Lease operating expenses (excluding gathering and transportation)	$4.93	$6.46	(1.53)	(24)%
Gathering and transportation	0.48	0.46	0.02	4%
Production and ad valorem taxes	2.03	2.60	(0.57)	(22)%
Depreciation, depletion and amortization	18.21	20.05	(1.84)	(9)%
Asset retirement obligation accretion	0.04	0.04	—	—%
Impairment	0.46	4.46	(4.00)	(90)%
Exploration expense	0.10	0.31	(0.21)	(68)%
General and administrative - cash component	2.10	2.33	(0.23)	(10)%
General and administrative - recurring stock comp (1)	1.23	1.03	0.20	19%
General and administrative - IPO stock comp (2)	—	0.19	(0.19)	(100)%
General and administrative - non-recurring stock comp (3)	0.06	—	0.06	NM
Acquisition costs	0.60	—	0.60	100%
Total operating expenses per Boe	$30.24	$37.93	$(7.69)	(20)%
(1) Represents non-cash compensation expense related to restricted stock awards and performance share awards granted as part of the Company's ongoing compensation and retention program.
(2) IPO stock compensation in 2015 includes compensation expense related to the successful completion of the Company's IPO. These one-time awards vested over time for retention purposes.
(3) The non-recurring 2016 amount is a compensation charge associated with the retirement of an officer of the Company.

Lease Operating Expenses.  Lease operating expenses increased 9% to $57.8 million for the year ended December 31, 2016 from $53.1 million for the 2015 period due to a 39% increase in production. On a per Boe basis, lease operating expense, excluding gathering and transportation costs, decreased from $6.46 per Boe in 2015 to $4.93 per Boe in 2016. The decrease was primarily attributable to production growth over a fixed component of costs, increased operating efficiencies and cost reduction efforts in 2016. Gathering and transportation costs, which are included in lease operating expenses, were $5.1 million for the year ended December 31, 2016 and $3.5 million for the 2015 period. On a per Boe basis, our gathering and transportation costs were $0.48 and $0.46 for the years ended December 31, 2016 and 2015 respectively.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased 8% to $21.6 million for the year ended December 31, 2016 from $20.0 million for the 2015 period primarily due to higher production volumes and revenues in the 2016 period, and decreased 22% on a per Boe basis to $2.03 per Boe for the year ended December 31, 2016.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased 26% to $194.4 million for the year ended December 31, 2016 from $154.0 million for the 2015 period mainly due to increased production.  The DD&A rate decreased 9% to 18.21 per Boe for the year ended December 31, 2016 from 20.05 per Boe for the 2015 period. The decrease in depletion per Boe in 2016 was due to an increase in our reserve volumes over the last year from acquisitions as well as successful drilling activities, somewhat offset by an increase in capitalized costs in proved property over the last year from these same activities.

Impairments. We incurred $4.9 million and $34.3 million of impairment expense for the years ended December 31, 2016 and 2015, respectively. The impairments recognized in 2016 related to unproved properties with upcoming acreage lease expirations that the Company does not intend to extend or develop. Impairments in 2015 included $19.6 million for proved properties and $14.7 million for unproved properties. The impairments to proved property in 2015 related to properties whose future net revenues were less than the property's carrying value, while the impairment to unproved properties related to acreage pending lease expirations that the Company did not intend to extend or develop. We may incur additional unproved property impairments in the future due to acreage expirations and changes in development plans. We may incur proved property impairments in the future if commodity prices remain low. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and gas prices, estimates of proved reserves and future capital expenditures and production costs.

Exploration Expense. Exploration expense decreased from $2.4 million for the year ended December 31, 2015 to $1.1 million for the 2016 period due to a decrease in expenditures on geological and geophysical activity in 2016.

General and Administrative Expenses. General and administrative expenses increased to $36.2 million for the year ended December 31, 2016, from $27.3 million for the 2015 period primarily due to increases in the number of employees and related expense including equity-based compensation. Equity-based compensation expense, which is recorded in general and administrative expenses, was $13.8 million for the year ended December 31, 2016 and $9.4 million for the 2015 period. On a per Boe basis, recurring general and administrative expenses decreased from $3.36 per Boe to $3.33 per Boe.

Acquisition costs. Acquisition costs in 2016 related to costs associated with the Silver Hill acquisitions.

Other Income and Expenses. The following table summarizes our other income and expenses:

	Year Ended December 31,
	2016	2015	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Other income, net	$1,833	$469	$1,364	291%
Net gain (loss) on derivative instruments	(23,760)	20,906	(44,666)	(214)%
Interest expense	(52,724)	(43,538)	(9,186)	21%
Total other income (expense)	$(74,651)	$(22,163)	$(52,488)	237%

Net Gain (Loss) on Derivative Instruments. During the year ended December 31, 2016, we recorded a $23.8 million net loss as compared to a $20.9 million net gain in the 2015 period. The change was a result of expiring contracts on derivative positions over the prior year and the future commodity price outlook as of December 31, 2016, as compared to December 31, 2015.

Interest Expense. During the year ended December 31, 2016, we recorded $52.7 million of interest expense, as compared to $43.5 million in the 2015 period. Interest expense was higher than the prior-year period as a result of a full year of interest expense related to the issuance of additional senior notes in August 2015, and to a lesser extent, due to additional senior notes issued in December 2016.

Income Tax Benefit. During the year ended December 31, 2016, we recorded $18.7 million of income tax benefit, compared to $11.7 million of income tax benefit in the 2015 period. In the third quarter of 2016, the Company recorded a return to provision adjustment which incorporated both a tax provision benefit and a reserve for an uncertain tax position which resulted in a net tax benefit of $2.3 million. In the fourth quarter of 2016, the Company recorded estimated research and development credits, less a reserve for uncertain tax positions, which resulted in a net tax benefit of $1.5 million. These adjustments resulted in an effective rate change year over year.

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

Our average realized oil price as a percentage of the average NYMEX price increased to 93% for the year ended December 31, 2015 as compared to 89% in 2014. All of our oil contracts are impacted by the Midland-Cushing differential, which was negative $0.41 per Bbl in 2015, compared to negative $6.90 per Bbl in 2014. As the differential decreased, our realized price per barrel of oil increased. This differential has continued to be at lower historical amounts as new pipeline infrastructure has been put into service, and lower than anticipated production growth has occurred, alleviating pipeline capacity constraints that occurred in 2014.

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

Depreciation, Depletion and Amortization. DD&A expense increased 75% to $154.0 million for the year ended December 31, 2014 from $87.8 million for 2014 mainly due to increased production and costs related to property acquisitions.  The DD&A rate decreased 3% to $20.05 per Boe for the year ended December 31, 2015 from $20.61 per Boe for 2014. The decrease in depletion per Boe in 2015 was due to our reserves volumes in 2015, both from our successful drilling program and through acquisitions, increasing more than additional capitalized costs in proved property incurred from these activities.

Impairment. We incurred $34.3 million of impairment expense on both proved and unproved properties in 2015. The impairment expense for proved properties was $19.6 million and related to properties whose future net revenues were less than the property's carrying value. The impairment expense for unproved properties was $14.7 million and related to acreage pending lease expirations that the Company does not intend to renew, along with certain leasehold interests that may be sold in the future. We may incur additional impairments to our oil and natural gas properties in the future if commodity prices continue to decline. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and gas prices, estimates of proved reserves and future capital expenditures and production costs.

Exploration Expense. Exploration expense decreased to $2.4 million for the year ended December 31, 2015 from $3.9 million for 2014 due to a decrease in geological and geophysical activity in 2015.

General and Administrative Expenses. General and administrative expenses decreased to $27.3 million for the year ended December 31, 2015, from $38.4 million for the 2014 period primarily due to decreases in share based compensation expense. Share-based compensation expense, which was recorded in General and administrative expenses, was $9.4 million for the year ended December 31, 2015 and $20.2 million for the 2014 period. The 2014 period had $14.7 million of non-recurring, non-cash, compensation expense associated with incentive units owned by certain members of management. On a per Boe basis, recurring general and administrative expenses decreased from $4.89 per Boe to $3.26 per Boe.

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

Capital Requirements and Sources of Liquidity

The Company’s primary sources of liquidity have been proceeds from equity offerings, borrowings under the revolving credit facility, proceeds from the issuance of senior notes, and cash flows from operations. To date, the Company’s primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties. At December 31, 2016, we had no borrowings outstanding under our revolving credit facility and our borrowing base was $950 million with a Company elected commitment amount of $900 million.

During 2016, our capital expenditures totaled $294 million, which included approximately $275 million spent on drilling and completion activities and $19 million spent on infrastructure and other expenditures. In addition, we spent $69 million on acquisitions and additions to leasehold in the Midland Basin. In 2015, our capital expenditures totaled $391 million, which included $354 million on drilling and completion activities, $37 million on infrastructure and other expenditures. In addition, we spent approximately $456 million on acquisitions and additions to leasehold.

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

SHEP II Acquisition

The Company intends to finance the cash portion of the SHEP II acquisition with a combination of cash on hand and the remaining availability under our revolving credit facility.

Working Capital

Our working capital, which we define as current assets minus current liabilities, totaled $668.0 million and $110.1 million at December 31, 2016 and December 31, 2015, respectively. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $690.8 million and $142.7 million at December 31, 2016 and 2015, respectively. Due to the amounts that accrue related to our drilling program, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our revolving credit facility will be sufficient to fund our working capital needs excluding any acquisitions we may consummate. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil, NGL and natural gas production will be the largest variables affecting our working capital.

Contractual Obligations

A summary of the Company's contractual obligations as of December 31, 2016 is provided in the following table (in thousands).

	Payments Due by Period For the Year Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
	(In thousands)
Revolving credit facility (1)	$—	$—	$—	$—	$—	$—	$—
5.25% Senior Notes (2)						450,000	450,000
6.625% Senior Notes (2)						700,000	700,000
Interest cost (3)	58,508	70,000	70,000	70,000	70,000	129,063	467,571
Drilling rig commitments (4)	6,776						6,776
Office and equipment leases	1,094	1,357	1,070	160	69	—	3,750
Asset retirement obligations (5)						10,659	10,659
Total	$66,378	$71,357	$71,070	$70,160	$70,069	$1,289,722	$1,638,756

(1) This table does not include future commitment fees, amortization of deferred financing costs, interest expense or other fees on our revolving credit facility because obligations thereunder are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.
(2) Includes principal only.
(3) Related to fixed rate debt only, which is the 6.625% Senior Notes and the 5.25% Senior Notes.
(4) The values in the table represent the gross amounts that the Company is committed to pay. Drilling rigs operating on the Silver Hill acquisition acreage are contracted on a well to well basis.
(5) Amounts represent estimates of our future asset retirement obligations. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014 (1)
	(In thousands)
Net cash provided by operating activities	$166,213	$218,805	$223,157
Net cash used in investing activities	(1,029,423)	(874,939)	(816,925)
Net cash (used in) provided by financing activities	$1,411,245	$742,583	$636,826
(1) Represents our predecessor’s historical financial data for the first 22 days of 2014 plus RSP, Inc.'s historical financial data for the remainder of the year.

Net cash provided by operating activities was approximately $166.2 million, $218.8 million, and $223.2 million for the years ended December 31, 2016, 2015, and 2014 respectively. The decrease in net cash provided by operating activities for the year ended December 31, 2016, as compared to the 2015 period, was primarily due to a reduction in amounts received from our settled derivative contracts in the 2016 period. Cash flows from operations decreased in 2015 as compared to 2014 mainly due to reductions in working capital accounts.

Net cash used in investing activities was approximately $1.0 billion , $874.9 million, and $816.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. The increase in cash used in investing activities was due to acquisitions in the 2016 period. The increase in the amount of cash used in investing activities in the 2015 period compared to the 2014 period was due to additional acquisition activity.

Net cash provided by financing activities was approximately $1.4 billion, $742.6 million, and $636.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. The 2016 period includes capital received in a follow-on stock offering as well as an issuance of senior notes. For the 2015 period, the increased cash provided by financing activities was primarily the result of cash proceeds received in connection with follow-on stock offerings, along with the issuance of $200.0 million of additional senior notes in 2015.

Our Revolving Credit Facility

Our credit agreement has a borrowing base of $950 million, an elected commitment amount of $900 million, lenders’ maximum facility commitments of $2.5 billion, and a maturity date of December 19, 2021. The credit agreement permits RSP LLC to make payments to the Company to enable it to pay principal, premium (if any) and interest on our existing notes, provided no default has occurred, and to allow RSP LLC to guarantee the existing notes.

The amount available to be borrowed under our revolving credit facility is subject to a borrowing base that is redetermined semiannually each May and November and depends on the volumes of our proved oil and natural gas reserves, estimated cash flows from these reserves and our commodity hedge positions. Provided that the SHEP II Acquisition closes before May 1, 2017, our next borrowing base redetermination is scheduled for November 2017. As of December 31, 2016, we had no borrowings and $0.6 million of letters of credit outstanding under our revolving credit facility and $899.4 million of borrowing capacity. In the event of any future offerings of senior unsecured notes issued or guaranteed by RSP LLC, the borrowing base under our revolving credit facility will be automatically reduced by an amount equal to 0.25 multiplied by the aggregate principal amount of notes issued or guaranteed on the date of such issuance.
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

Our revolving credit facility also requires us to maintain the following two financial ratios:

•
a working capital ratio, which is the ratio of consolidated current assets (includes unused commitments under our revolving credit facility and excludes restricted cash and derivative assets) to consolidated current liabilities (excluding the current portion of long term debt under the credit facility and derivative liabilities), of not less than 1.0 to 1.0;

•
a leverage ratio, which is the ratio of the sum of all of the Company's debt to the consolidated EBITDAX (as defined in our revolving credit facility) for the four fiscal quarters then ended, of not greater than 4.25 to 1.0. For the fiscal quarters ending December 31, 2016, March 31, 2017 and June 30, 2017, the consolidated EBITDAX shall be deemed to equal (A) consolidated EBITDAX for the one fiscal quarter period ending December 31, 2016 multiplied by 4, (B) consolidated EBITDAX for the two fiscal quarter period ending March 31, 2017 multiplied by 2 and (C) consolidated EBITDAX for the three fiscal quarter period ending June 30, 2017 multiplied by 4/3, respectively.

We were in compliance with such covenants and ratios as of December 31, 2016.

Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Company has a choice of borrowing at a Eurodollar rate or at the adjusted base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the quotient of: (i) the LIBOR Rate; divided by (ii) a percentage equal to 100% minus the maximum rate on such date at which the Administrative Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 200 to 300 basis points, depending on the percentage of its borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s referenced rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of our borrowing base utilized, plus a commitment fee ranging from 37.5 basis points to 50 basis points charged on the undrawn commitment amount. At December 31, 2016, the prime borrowing rate of interest under the Company's revolving credit facility was 3.5%.

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

Impairment

The capitalized costs of proved oil and natural gas properties are reviewed on a field level basis for impairment whenever events or changes in circumstances indicate that a decline in the recoverability of their carrying value may have occurred. This review is completed at least annually. We estimate the expected future cash flows of our oil and natural gas properties and compare these future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we adjust the carrying amount of the oil and natural gas properties to fair value. We estimate fair value by discounting the projected future cash flows at an appropriate risk-adjusted discount rate. The calculation of expected future net cash flows in impairment evaluations are mainly based on estimates of future oil and natural gas prices, proved reserves and risk-adjusted probable reserves quantities, and estimates of future production and capital costs associated with our proved and risk-adjusted reserves. The Company's estimates for future oil and natural gas prices used in the impairment evaluations are based on observable prices for the next three years, and then held constant for the remaining lives of the properties. It is reasonably possible that oil and natural gas prices used in future impairment evaluations may decline, which would result in the need to further impair the carrying value of the Company's properties. For purposes of our impairment analysis as of December 31, 2016, for 2017, 2018, 2019 and thereafter we used (i) average oil prices of $56.59, $56.10, $56.05 and $56.09 per Bbl, respectively, (ii) average NGL prices of $13.58, $13.46, $13.45 and $13.46 per Bbl, respectively, and (iii) average natural gas prices of $3.14, $2.87, $2.88 and $2.94 per MMBtu, respectively. Oil, NGLs and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically the commodities markets have been volatile, and these markets will likely continue to be volatile in the future. For example, during the period from January 1, 2014 through December 16, 2016, oil prices fluctuated from a high of $107.62 per Bbl on June 23, 2014 to $26.21 per Bbl on February 11, 2016, and natural gas prices fluctuated from a high of $7.92 per MMBtu on March 4, 2014 to a low of $1.49 per MMBtu on March 4, 2016. We are unable to predict the direction of future commodity prices. If the prices used to assess our oil and natural gas properties for impairment were 15% lower than the prices we used for such analysis, holding all other variables constant, we would not have expected to record any material impairment to our proved oil and natural properties.

Unproved leasehold costs are assessed at least annually, or more frequently when industry conditions dictate an impairment may be possible, to determine whether they have been impaired. Individually significant properties are assessed for impairment on a property-by-property basis, while individually insignificant unproved leasehold costs may be assessed in the aggregate. If unproved leasehold costs are found to be impaired, an impairment allowance is provided and a loss is recognized in the consolidated statements of operations. Please see the table of expiring acreage in "Part I, Item 2. Properties" in this report. To the extent that the Company has substantial amounts of expiring acreage in future periods, and may not be able to successfully develop this acreage due to market or liquidity concerns, then impairment expense may be material in those future periods. The recognition of impairment expense in these future periods may be difficult to predict and require substantial judgment.

Valuation of Business Combinations

In connection with a business combination, the acquiring company must record assets acquired and liabilities assumed based on fair values as of the acquisition date. Deferred taxes must be recorded for any differences between the assigned values and tax bases of assets and liabilities. Any excess of purchase price over amounts assigned to assets and liabilities is recorded as goodwill. The amount of goodwill recorded in any particular business combination can vary significantly depending upon the value attributed to assets acquired and liabilities assumed.

In estimating the fair values of assets acquired and liabilities assumed, we make various assumptions. The most significant assumptions relates to the estimated fair values assigned to proved and unproved oil and natural gas properties and integrated assets. To estimate the fair values of these properties, we utilize estimates of oil and natural gas reserves. We make future price assumptions to apply to the estimated reserves quantities acquired and estimate future operating and development costs to arrive at estimates of future net cash flows. For estimated proved reserves, the future net cash flows were discounted using a market-based weighted average cost of capital rates determined appropriate at the time of the acquisition. The market-based weighted average cost of capital rates are subject to additional project-specific risking factors. To estimate the fair value of unproved, we apply risk-weighting factors of the future net cash flows of unproved reserves, or we may evaluate acreage values through recent market transactions in the area.

Estimated fair values assigned to assets acquired can have a significant effect on results of operations in the future. A higher fair value assigned to a property results in a higher depletion expense, which results in lower net earnings. Fair values are based on estimates of future commodity prices, reserves quantities, operating expenses and development costs. This increases the likelihood of impairment if future commodity prices or reserves quantities are lower than those originally used to determine fair value or if future operating expenses or development costs are higher than those originally used to determine fair value.

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

The fair value of our derivative contracts as of December 31, 2016 was a net liability of $17.0 million. For information regarding the summary of open positions and terms of these hedges, see Note 4 of Notes to Consolidated Financial Statements.

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

Interest Rate Risk

At December 31, 2016, we had no borrowings outstanding that are subject to interest rate risk. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the assumed weighted average interest rate would not be material. We currently do not engage in any interest rate hedging activity.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item appears beginning on page 67 of this Report and is incorporated herein by reference.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

Attestation Report of the Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm, attested to, and report on, our internal control over financial reporting. Grant Thornton’s attestation report is referenced on page 69 under the caption “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company's management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness, as of December 31, 2016, of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2016, based on those criteria.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under Item 10 will be set forth in our definitive proxy statement to be filed in connection with our annual stockholders’ meeting to be held in May 2017 and is incorporated herein by reference.

ITEM 11.                                         EXECUTIVE COMPENSATION

The information required under Item 11 will be set forth in our definitive proxy statement to be filed in connection with our annual stockholders’ meeting to be held in May 2017 and is incorporated herein by reference.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under Item 12 will be set forth in our definitive proxy statement to be filed in connection with our annual stockholders’ meeting to be held in May 2017 and is incorporated herein by reference.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under Item 13 will be set forth in our definitive proxy statement to be filed in connection with our annual stockholders’ meeting to be held in May 2017 and is incorporated herein by reference.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under Item 14 will be set forth in our definitive proxy statement to be filed in connection with our annual stockholders' meeting to be held in May 2017 and is incorporated herein by reference.

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

3.2
Amended and Restated Bylaws of RSP Permian, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on December 21, 2016).

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

4.7(a)	Registration Rights Agreement, dated as of November 28, 2016, by and between the Company and Silver Hill Energy Partners Holdings, LLC.
4.8(a)	Stockholder’s Agreement, dated as of November 28, 2016, by and between the Company and Kayne Anderson Capital Advisors, LP.
4.9
Indenture, dated as of December 27, 2016, by and among the Company, RSP Permian, L.L.C., Silver Hill Energy Partners, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on December 27, 2016).

4.10	Form of Senior Note due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on December 27, 2016).
4.11
Registration Rights Agreement, dated as of December 27, 2016, by and among the Company, RSP Permian, L.L.C., Silver Hill Energy Partners, LLC, and Barclays Capital Inc. and RBC Capital Markets, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on December 27, 2016).

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

10.14*
Membership Interest Purchase and Sale Agreement, dated as of October 13, 2016, by and among Silver Hill Energy Partners Holdings, LLC, Silver Hill Energy Partners, LLC, RSP Permian, L.L.C. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on October 13, 2016).

10.15*
Membership Interest Purchase and Sale Agreement, dated as of October 13, 2016, by and among Silver Hill Energy Partners II, LLC, Silver Hill E&P II, LLC, RSP Permian, L.L.C. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on October 13, 2016).

10.16
Purchase Agreement dated as of December 12, 2016, by and among the Company, the Guarantors and Barclays Capital Inc. and RBC Capital Markets, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on December 13, 2016).

10.17
Credit Agreement, dated as of December 19, 2016, among the Company, RSP Permian, L.L.C., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on December 21, 2016).

12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1(a)	Subsidiaries of RSP Permian, Inc.
23.1(a)	Consent of Grant Thornton LLP.
23.2(a)	Consent of Netherland, Sewell & Associates, Inc.
31.1(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.
31.2(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.
32.1(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.
32.2(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.
99.1(a)	Netherland, Sewell & Associates, Inc. Summary of Reserves at December 31, 2016 (RSP Permian, Inc.).
99.2(a)	Netherland, Sewell & Associates, Inc. Summary of Reserves at December 31, 2016 (Silver Hill II Acquisition Interest).
101.INS(a)	XBRL Instance Document.
101.SCH(a)	XBRL Taxonomy Extension Schema Document.
101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(a)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document.

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
* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSP PERMIAN, INC.

	By:	/s/ Steven Gray
Steven Gray
Chief Executive Officer and Director
	Date:	February 27, 2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Gray	Chief Executive Officer and Director	February 27, 2017
Steven Gray	(Principal Executive Officer)

/s/ Scott McNeill	Chief Financial Officer and Director	February 27, 2017
Scott McNeill	(Principal Financial Officer)

/s/ Barry S. Turcotte	Chief Accounting Officer	February 27, 2017
Barry S. Turcotte	(Principal Accounting Officer)

/s/ Michael Grimm	Chairman of the Board	February 27, 2017
Michael Grimm

/s/ Joseph B. Armes	Director	February 27, 2017
Joseph B. Armes

/s/ Ted Collins, Jr.	Director	February 27, 2017
Ted Collins, Jr.

/s/ Kenneth Huseman	Director	February 27, 2017
Kenneth Huseman

/s/ Matthew S. Ramsey	Director	February 27, 2017
Matthew S. Ramsey

/s/ Michael W. Wallace	Director	February 27, 2017
Michael W. Wallace

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
RSP Permian, Inc.

We have audited the internal control over financial reporting of RSP Permian, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
RSP Permian, Inc.

We have audited the accompanying consolidated balance sheets of RSP Permian, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’/members’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RSP Permian, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance in 2016 and 2015, related to the presentation of debt issuance costs.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 27, 2017

PART IV
RSP PERMIAN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$690,776	$142,741
Accounts receivable	73,671	36,323
Derivative instruments	11,815	8,452
Other assets	—	24
Total current assets	776,262	187,540
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	4,645,781	3,076,051
Accumulated depletion	(554,419)	(357,524)
Total oil and natural gas properties, net	4,091,362	2,718,527
Other property and equipment, net	38,273	40,103
Total property, plant and equipment	4,129,635	2,758,630
OTHER LONG-TERM ASSETS
Restricted cash	152	152
Other long-term assets	90,378	21,111
Total other long-term assets	90,530	21,263
TOTAL ASSETS	$4,996,427	$2,967,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$14,074	$15,569
Accounts payable, related party	—	6,459
Accrued expenses	53,192	39,231
Interest payable	12,142	12,149
Derivative instruments	28,861	3,994
Total current liabilities	108,269	77,402
LONG-TERM LIABILITIES
Other long term liabilities	15,916	7,063
Long-term debt	1,132,275	686,512
Deferred taxes	323,239	337,872
Total long-term liabilities	1,471,430	1,031,447
Total liabilities	1,579,699	1,108,849
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 300,000,000 shares authorized, 141,923,591 shares issued and outstanding at December 31, 2016; 100,807,286 shares issued and outstanding at December 31, 2015	1,419	1,008
Additional paid-in capital	3,455,916	1,873,332
Accumulated deficit	(40,607)	(15,756)
Total stockholders' equity	3,416,728	1,858,584
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,996,427	$2,967,433

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
REVENUES
Oil sales	$321,588	$263,286	$253,371
Natural gas sales	13,945	10,517	10,572
NGL sales	18,324	10,189	17,982
Total revenues	353,857	283,992	281,925
OPERATING EXPENSES
Lease operating expenses	$57,778	$53,124	$34,704
Production and ad valorem taxes	21,615	19,995	19,758
Depreciation, depletion and amortization	194,360	154,039	87,844
Asset retirement obligation accretion	472	336	142
Impairments	4,901	34,269	4,344
Exploration expenses	1,093	2,380	3,854
General and administrative expenses	36,170	27,317	38,357
Acquisition costs	6,374	—	—
Total operating expenses	322,763	291,460	189,003
Loss on sale of assets	—	306	13
OPERATING INCOME (EXPENSE)	31,094	(7,774)	92,909
OTHER INCOME (EXPENSE)
Other income, net	$1,833	$469	$(44)
Net gain (loss) on derivative instruments	(23,760)	20,906	81,470
Interest expense	(52,724)	(43,538)	(14,031)
Total other income (expense)	(74,651)	(22,163)	67,395
INCOME (LOSS) BEFORE TAXES	(43,557)	(29,937)	160,304
INCOME TAX BENEFIT (EXPENSE)	18,706	11,683	(157,806)
NET INCOME (LOSS)	$(24,851)	$(18,254)	$2,498

Income (loss) per common share:
Basic	$(0.23)	$(0.21)	$0.03
Diluted	$(0.23)	$(0.21)	$0.03
Weighted average shares outstanding:
Basic	107,324	86,770	71,898
Diluted	107,324	86,770	71,898

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/MEMBERS' EQUITY

	Members’ Equity	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity/ Members’ Equity
	(In thousands)
BALANCE AT DECEMBER 31, 2013	$386,881	—	$—	$—	$—	$386,881

Distribution of net assets to predecessor owner, including cash of $1,663	(21,147)	—	—	14,168	—	(6,979)

The corporate reorganization	(365,734)	—	—	365,734	—	—

RSP Permian Holdco, L.L.C.’s contributions of interests in RSP Permian, L.L.C. in exchange for RSP Permian, Inc.’s common stock	—	63,275	633	(633)	—	—

Ted Collins, Jr., Wallace Family Partnership, LP, Collins & Wallace Holdings, LLC, Pecos Energy Partners, L.P. and ACTOIL LLC’s contributions in exchange for RSP Permian, Inc.’s common stock	—	—	—	642,436	—	642,436

Shares of common stock issued in public offerings, net of offering costs	—	14,017	140	280,563	—	280,703

Equity-based compensation	—	612	6	20,226	—	20,232

Net income	—	—	—	—	2,498	2,498

BALANCE AT DECEMBER 31, 2014	—	77,904	779	1,322,494	2,498	1,325,771

Shares of common stock issued in public offerings, net of offering costs	—	22,540	226	543,298	—	543,524

Repurchase and retirement of common stock	—	(69)	(1)	(1,840)	—	(1,841)

Equity-based compensation	—	432	4	9,380	—	9,384

Net loss	—	—	—	—	(18,254)	(18,254)

BALANCE AT DECEMBER 31, 2015	$—	100,807	$1,008	$1,873,332	$(15,756)	$1,858,584

Shares of common stock issued in public offerings, net of offering costs	—	25,300	253	975,722	—	975,975

Shares of common stock issued for acquisition	—	14,980	150	595,769	—	595,919

Repurchase and retirement of common stock	—	(98)	(1)	(2,661)	—	(2,662)

Equity-based compensation	—	935	9	13,754	—	13,763

Net loss	—	—	—	—	(24,851)	(24,851)

BALANCE AT DECEMBER 31, 2016	$—	141,924	$1,419	$3,455,916	$(40,607)	$3,416,728

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,851)	$(18,254)	$2,498
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	194,360	154,039	87,844
Asset retirement obligation accretion	472	336	142
Impairment of unproved properties	4,901	34,269	4,344
Equity-based compensation	13,763	9,384	20,232
Amortization of loan fees	2,675	2,219	1,202
Deferred income taxes	(14,633)	(17,179)	153,468
Other	(570)	(8)	98
Loss on sale of assets	—	306	13
Net loss (gain) on derivative instruments	23,760	(20,906)	(81,470)
Net cash receipts from (payments for) settled derivatives	7,704	89,533	(102)
Changes in operating assets and liabilities:
Accounts receivable	(45,909)	6,698	(4,383)
Other assets	3,180	(13,570)	14,952
Accounts payable and accounts payable to related parties	(4,096)	(13,700)	17,180
Accrued expenses	5,464	2,717	(1,793)
Interest payable	(7)	2,921	8,932
Net cash provided by operating activities	$166,213	$218,805	$223,157
CASH FLOWS FROM INVESTING ACTIVITIES
Development of oil and natural gas properties	(286,901)	(401,191)	(449,681)
Acquisitions of oil and natural gas properties	(673,946)	(454,552)	(361,146)
Acquisition deposit held in escrow	(64,109)	—	—
Additions to other property and equipment	(2,123)	(17,126)	(5,475)
Investment in unconsolidated subsidiary	(2,344)	(2,704)	(625)
Proceeds from sale of assets	—	634	2
Net cash used in investing activities	$(1,029,423)	$(874,939)	$(816,925)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	975,975	543,524	280,703
Distributions	—	—	(1,663)
Payment of deferred loan costs	(12,068)	2,400	(14,059)
Borrowings under long-term debt	253,826	65,000	440,512
Payments on long-term debt	(253,826)	(65,000)	(568,667)
Issuance of senior unsecured notes	450,000	198,500	500,000
Repurchase and retirement of common stock	(2,662)	(1,841)	—
Net cash provided by financing activities	$1,411,245	$742,583	$636,826
NET CHANGE IN CASH	$548,035	$86,449	$43,058
CASH AT BEGINNING OF PERIOD	$142,741	$56,292	$13,234
CASH AT END OF PERIOD	$690,776	$142,741	$56,292
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$50,010	$42,960	$3,897
Cash paid for taxes	$2,000	$3,450	$3,800
NON-CASH ACTIVITIES
Asset retirement obligation acquired	$1,056	902	2,147
Change in accrued capital expenditures	$8,496	$(21,463)	$41,573
Common stock issued for oil and gas properties	$595,919	$—	$677,402
Deferred tax liabilities recorded for oil and gas property acquisitions	$—	$—	$199,389
Elimination of NPI payable	$—	$—	$36,931

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

Basis of Presentation

These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements of the Company for the year ended December 31, 2014 were derived from historical financial statements of our predecessor (for the first 22 days of 2014) and financial statements of the Company (for the remainder of 2014).

Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2016 in preparing its consolidated financial statements. The Company determined there were no events that required disclosure or recognition in these financial statements.

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

Reclassifications

Certain reclassifications have been made to prior periods to conform to current period presentation. None of these reclassifications impacted previously reported equity, cash flows, or operating income amounts.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. The Company's cash and cash equivalents are held in financial institutions in amounts that exceed the insurance limits of the Federal Deposit Insurance Corporation; however, the Company believes that the counterparties risks are minimal based on the reputation and history of the financial institutions where the deposits are held.

Derivative and Other Financial Instruments

The Company uses derivative financial instruments to reduce exposure to fluctuations in the prices of oil and natural gas. These derivative transactions are generally in the form of collars, swaps and puts.

The Company reports the fair value of derivatives on the consolidated balance sheets in derivative instrument assets and derivative instrument liabilities as either current or noncurrent and determines the current and noncurrent classification based on the timing of expected future cash flows of individual contracts. The Company reports these amounts on a gross basis by contract.

Accounts Receivable

	As of December 31, 2016	As of December 31, 2015
	(In thousands)
Sale of oil, natural gas and natural gas liquids	$54,422	$22,166
Joint interest owners	16,681	5,596
Derivatives - settled, but uncollected	—	8,561
Federal income tax receivable	2,568	—
Total accounts receivable	$73,671	$36,323

Accounts receivable, which are primarily from the sale of oil, natural gas and natural gas liquids (“NGLs”), are accrued based on estimates of the volumetric sales and prices the Company believes it will receive. In addition, settled but uncollected derivative contracts, receivables related to joint interest billings and income tax receivables are included in accounts receivable. The Company routinely reviews outstanding balances, assesses the financial strength of its customers and records a reserve for amounts not expected to be fully recovered. The need for an allowance is determined based upon reviews of individual accounts, historical losses, existing economic conditions and other pertinent factors. Bad debt expense was zero for each of the years ended December 31, 2016 and 2015.

Transactions with Related Parties

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

There were no other material related party transactions that occurred during the year ended December 31, 2015. Additionally, there were no material related party transactions that occurred during the year ended December 31, 2016.

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

Capitalized acquisition costs attributable to proved oil and natural gas properties and leasehold costs are depleted on a field level, based on proved reserves, using the unit-of-production method. Capitalized exploration well costs and development costs, including AROs, are depleted on a field level, based on proved developed reserves. For the years ended December 31, 2016,

2015, and 2014, depletion expense for oil and natural gas producing property was $194.4 million, $154.0 million, and $87.2 million respectively. Depletion expense is included in depreciation, depletion and amortization in the accompanying consolidated statements of operations.

The Company’s oil and natural gas properties as of December 31, 2016 and December 31, 2015 consisted of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
Proved oil and natural gas properties	$2,811,853	$2,197,056
Unproved oil and natural gas properties	1,833,928	878,995
Total oil and natural gas properties	4,645,781	3,076,051
Less: Accumulated depletion	(554,419)	(357,524)
Total oil and natural gas properties, net	$4,091,362	$2,718,527

In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the anticipated reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. As of December 31, 2016 and December 31, 2015, there were no costs capitalized in connection with exploratory wells in progress.

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

For a property determined to be impaired, an impairment loss equal to the difference between the property’s carrying value and its estimated fair value is recognized. Fair value, on a field basis, is estimated to be the present value of the aforementioned expected future net cash flows. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value. No impairment of proved property was recorded for the years ended December 31, 2016 or 2014. For the year ended December 31, 2015, impairment expense for proved properties was $19.6 million, which related to properties whose future net revenues were less than the property's carrying value. The calculation of expected future net cash flows in impairment evaluations are mainly based on estimates of future oil and natural gas prices, proved reserves and risk-adjusted probable reserve quantities, and estimates of future production and capital costs associated with our proved and risk-adjusted reserves. The Company's estimates for future oil and natural gas prices used in the impairment evaluations are based on observable prices for the next three years, and then held constant for the remaining lives of the properties. If the prices used to assess our oil and natural gas properties for impairment were 15% lower than the prices we used for such analysis, holding all other variables constant, we would not have expected to record any material impairment to our proved oil and natural properties. However, it is reasonably possible that oil and natural gas prices used in future impairment evaluations may decline, which could result in the need to impair the carrying value of the Company's proved properties.

Unproved property costs and related leasehold expirations are assessed quarterly for potential impairment and when industry conditions dictate an impairment may be possible. For the years ended December 31, 2016, 2015, and 2014 impairment expense of unproved property was $4.9 million, $14.7 million, and $4.3 million, which primarily related to management's expectation that certain leasehold interests would expire and not be renewed, along with certain leasehold interests that may expire or be sold in the future. To the extent that the Company has substantial amounts of expiring acreage in future periods, and may not be able to successfully develop this acreage due to liquidity concerns, then impairment expense may be material in those future periods. The recognition of impairment expense in these future periods may be difficult to predict.

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

The ARO liability consisted of the following for the period indicated:

	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands)
Asset retirement obligation at beginning of period	$7,063	$4,873
Liabilities incurred or assumed	3,154	1,857
Liabilities settled	(30)	(3)
Accretion expense	472	336
Asset retirement obligation at end of period	$10,659	$7,063

Income Taxes

The following is an analysis of the Company’s consolidated income tax (benefit) expense for the periods indicated:

	Year Ended December 31,
	2016	2015	2014 (1)
	(In thousands)
Current	$(4,074)	$5,184	$4,338
Deferred	(14,632)	(16,867)	153,468
Income Tax (Benefit) Expense	$(18,706)	$(11,683)	$157,806

(1) In 2014, upon the corporate reorganization in connection with the IPO, the Company established a $95.2 million provision for deferred income taxes which was recognized as tax expense from continuing operations.

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At December 31, 2016, the Company had a long-term tax payable related to uncertain tax positions totaling $5.3 million. This amount is recorded in other long term liabilities on the consolidated balance sheet. The total unrecognized tax benefits, that if recognized, would have impacted the effective income tax rate as of the end of 2016 was $3.8 million.

The Company’s U.S. federal income tax returns for 2013 and beyond, and its Texas franchise tax returns for 2012 and beyond, remain subject to examination by the taxing authorities. No other jurisdiction’s returns are significant to the Company’s financial position.

Revenue Recognition

The Company records oil and natural gas sales when title passes to the purchaser, which for the Company is primarily at the wellhead. Oil and natural gas production imbalances, which there were none, are accounted for using the sales method.

Segment Reporting

The Company operates in only one industry segment: the oil and natural gas exploration and production industry in the United States. All of its operations are conducted in one geographic area of the United States. All revenues are derived from customers located in the United States.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2016-09, “Compensation - Stock Compensation Topic 718: Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment award transactions. These simplifications include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Public entities are required to apply ASU 2016-09 for annual and interim reporting periods beginning after December 15, 2016. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides a comprehensive revenue recognition standard for contracts with customers that supersedes current revenue recognition guidance including industry specific guidance. As a result of a recent deferral by the FASB, an entity is required to apply ASU 2014-09 for annual and interim reporting periods beginning after December 15, 2017. An entity can apply ASU 2014-09 using either a full retrospective method, meaning the standard is applied to all of the periods presented, or a modified retrospective method, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements. The Company has not yet selected a transition method and is currently evaluating the impact of its pending adoption of this guidance on its consolidated financial statements; however, it has not identified any revenue stream that would be materially impacted and does not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which generally requires all lease transactions (with terms in excess of 12 months) to be recognized on the balance sheet as lease assets and lease liabilities. Public entities are required to apply ASU 2016-02 for annual and interim reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of this guidance on its consolidated financial statements; however, based on the Company's current operating leases, the adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which requires a company’s management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). An entity is required to apply ASU 2014-15 for annual and interim reporting periods after December 15, 2016. The adoption of this guidance in the fourth quarter of 2016 had no impact on the Company's consolidated financial statements.

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

NOTE 3—ACQUISITIONS OF OIL AND NATURAL GAS PROPERTY INTERESTS

Silver Hill Acquisitions

On October 13, 2016, the Company entered into definitive agreements to acquire 100% of Silver Hill Energy Partners, LLC ("SHEP I") and Silver Hill E&P II, LLC ("SHEP II", and together with SHEP I, "Silver Hill") for $1.25 billion of cash and 31.0 million shares of RSP Inc. common stock in aggregate. Silver Hill is comprised of two privately-held entities that collectively own oil and gas producing properties and undeveloped acreage in Loving and Winkler counties in Texas and owns approximately 40,100 net acres. Silver Hill's highly contiguous acreage position in the core of the Delaware Basin is complementary to the Company's asset base and the acquisition creates substantial scale from a production and acreage standpoint. The majority of the purchase price will be recorded to proved and unproved oil and natural gas properties on the Company's balance sheet.

The SHEP I acquisition closed on November 28, 2016, with a cash cost of $604 million, including assumed debt obligations which were repaid, before purchase price adjustments, and approximately 15.0 million shares of RSP Inc. common stock. A summary of the consideration transferred and the fair value of assets and liabilities acquired is as follows (in thousands, except shares):

Value of the Company’s common stock issued in the SHEP I acquisition (1)	$595,919
Cash paid to sellers in the SHEP I acquisition	531,196
Total consideration for the assets contributed in the SHEP I acquisition	$1,127,115

Fair value of oil and natural gas properties	$1,200,632
Asset retirement obligation	(666)
Assumption of debt	(63,826)
Assumption of other liabilities	(9,025)
Total net assets acquired (2)	$1,127,115
(1) The Company issued 14,980,362 shares of common stock at $39.78 per share (closing price) on November 28, 2016.
(2) Approximately 85% of the acquisition date fair value of oil and natural gas properties was recorded as unproved property.

The acquisition of SHEP I was accounted for using the acquisition method of accounting with the Company as the acquirer. Under the acquisition method of accounting, the Company recorded all assets acquired and liabilities assumed at their respective acquisition date fair values at the closing date of the acquisition. The fair values of the assets acquired and liabilities assumed are based on a detailed analysis, using industry accepted methods of estimating the current fair value as described below.

For the SHEP I acquisition, which closed on November 28, 2016, substantially all of the value of the transaction was related to the value of the oil and gas assets acquired with minimal value ascribed to the other assets. The Company used two valuation methods in its determination of fair value for the oil and natural gas properties; the discounted cash flow analysis and comparable transaction analysis. The significant assumptions included in the discounted cash flow analysis include commodity price assumptions, costs and capital outlay to develop the acquired properties, pricing differentials, reserve risking, and discount rates. NYMEX strip pricing at the SHEP I acquisition date of November 28, 2016, less applicable pricing differentials, was utilized in the discounted cash flow analysis. Risking levels in the discounted cash flow analysis are determined based on a variety of factors, such as existing well performance, offset production and analogue wells. Discount rates used in the discounted cash flow analysis were determined by using the estimated weighted average cost of capital for the Company, discount rates published in third party publications, as well as industry knowledge and experience. The comparable transaction analysis was performed to establish a range of fair values for similarly situated oil and gas properties that were recently bought or sold in arms-length, observable market transactions. The range of value observed from the Company’s analysis of recent market transactions was then utilized as a basis for evaluating the fair value determined via the discounted cash flow method. The Company’s fair value conclusion indicated that the discounted cash flow method valuation is substantially in the same range as the comparable transactions reviewed, when considering the comparable transactions on a median or average basis. Other current liabilities assumed in the SHEP I acquisition, which related to revenues held in suspense, were carried over at historical carrying values because the assets and liabilities are short term in nature and their carrying values are estimated to represent the best estimate of fair value.

Revenues and earnings of SHEP I recognized in 2016 subsequent to the acquisition date were$7.1 million and $2.6 million. The Company recognized $6.4 million of expenses related to the SHEP I acquisition in 2016 that are recorded in Acquisition costs on the consolidated statement of operations.

The SHEP II acquisition is expected to close in March 2017 with an estimated cash cost of $646 million, before purchase price adjustments, and the issuance of 16.0 million shares of RSP Inc. common stock. As part of the Silver Hill acquisitions, we were required to prepay to an escrow account of approximately $64.1 million as part of the SHEP II acquisition. This amount is included in long-term other assets as of December 31, 2016. Due to the large number of shares that will be issued in these acquisitions, the issuance of RSP Inc. common stock for the SHEP II acquisition was subject to shareholder approval. The fair value of the RSP common stock issued in the acquisition of SHEP II, used to record the purchase price of these acquisitions in the financial statements, will be determined based on the trading price of this stock on the date of issuance. The final purchase price of this acquisition and the fair value of the assets acquired and liabilities assumed will be reflected when the acquisition closes.

Other 2016 Acquisitions

During 2016, the Company also completed bolt-on acquisitions of mostly undeveloped acreage in the Midland Basin for an aggregate total purchase price of approximately $69.4 million. The acquisitions included additional working interests in properties where the Company owned existing interests as well as other properties in the Company's core areas. These acquisitions were funded with cash on hand.

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

Pro Forma Results

The Company’s summary pro forma results for the twelve months ended December 31, 2016 and 2015 were derived from the actual results of the Company adjusted to reflect the SHEP I acquisition, as if such transaction had occurred on January 1, 2015. The below information reflects pro forma adjustments for the issuance of RSP Inc. common stock to the sellers of SHEP I along with RSP Inc. common stock issued in the October 2016 public offering that funded the cash portion of the SHEP I acquisition. Additional pro forma adjustments, based on available information and certain assumptions that we believe are factually supportable, included (i) the depletion of SHEP I fair-valued proved oil and gas properties, and (ii) the estimated tax impacts of the pro forma adjustments. Pro forma earnings for the year ended December 31, 2016 were adjusted to exclude $6.4 million of acquisition costs incurred by the Company.

The pro forma financial information included below does not give effect to certain acquisitions that were immaterial to our actual and pro forma results for the periods reflected below and does not make any adjustments for non-recurring expenses associated with the SHEP I acquisition.

The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands)		(In thousands)

Revenues	$353,857	$404,279	$283,992	$299,373
Net loss	$(24,851)	$(13,887)	$(18,254)	$(26,363)

Net loss per share:
Basic	$(0.23)	$(0.10)	$(0.21)	$(0.21)
Diluted	$(0.23)	$(0.10)	$(0.21)	$(0.21)

NOTE 4—DERIVATIVE INSTRUMENTS

Commodity Derivative Instruments

The Company uses derivative instruments to manage its exposure to cash-flow variability from commodity-price risk inherent in its crude oil and natural gas production. These include collar contracts, swaps, and deferred premium put options. The derivative instruments are recorded at fair value on the consolidated balance sheets and any gains and losses are recognized in current period earnings.

Each collar transaction has an established price floor and ceiling, and certain collar transactions also include a short put as well. When the settlement price is below the price floor established by these collars, the Company receives an amount from its counterparty equal to the difference between the settlement price and the price floor multiplied by the hedged contract volume. When the settlement price is above the price ceiling established by these collars, the Company pays its counterparty an amount equal to the difference between the settlement price and the price ceiling multiplied by the hedged contract volume. When the settlement price is below the short put price, the Company pays its counterparty an amount equal to the difference between the settlement price and the short put price multiplied by the hedged contract volume. Cumulatively, when the settlement price is below the short put price, the Company would receive from its counterparty an amount equal to the difference of the price floor and the short put price multiplied by the hedged contract volume.

Each deferred premium put option has an established floor price. When the settlement price is below the floor price, the Company receives the difference between the floor price and the settlement price multiplied by the hedged contract volume less the cost of the premium for the option. When the settlement price is at or above the floor price, the Company receives no proceeds and pays the cost of the premium for the option. In either case, whether the settlement price is below or above the floor price, the Company pays the premium for the option at the expiration of the option. When the settlement price is below the short put price, the Company pays its counterparty an amount equal to the difference between the settlement price and the short put price multiplied by the hedged contract volume.

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

The following table summarizes all open positions as of December 31, 2016:

	Contracts expiring quarter ending:
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	Total (5)
Crude Oil Collars:
Notional volume (Bbl)	675,000				675,000
Weighted average ceiling price ($/Bbl)(1)	$54.25				$54.25
Weighted average floor price ($/Bbl)(1)	$45.00				$45.00
Weighted average short put price ($/Bbl)(1)	$35.00				$35.00

Crude Oil Costless Collars:
Notional volume (Bbl)	450,000	1,137,500	1,150,000	1,150,000	3,887,500
Weighted average ceiling price ($/Bbl)(1)	$59.75	$60.05	$60.05	$60.05	$60.02
Weighted average floor price ($/Bbl)(1)	$45.00	$45.00	$45.00	$45.00	$45.00

Crude Oil Deferred Premium Puts:
Notional volume (Bbl)		910,000	920,000	920,000	2,750,000
Weighted average floor price ($/Bbl)(1)		$48.50	$48.50	$48.50	$48.50
Weighted average deferred premium ($/Bbl) (2)		$(4.00)	$(4.00)	$(4.00)	$(4.00)

Deferred Premium Put Spreads:
Notional volume (Bbl)	675,000				675,000
Weighted average floor price ($/Bbl)(1)	$45.00				$45.00
Weighted average short put price ($/Bbl)(1)	$35.00				$35.00
Weighted average deferred premium ($/Bbl) (2)	$(2.32)				$(2.32)

Natural Gas Costless Collars:
Notional volume (MMBtu)	1,955,000	2,366,000	2,422,000	2,545,000	9,288,000
Weighted average ceiling price ($/MMbtu)(3)	$3.83	$3.86	$3.86	$3.86	$3.85
Weighted average floor price ($/MMbtu)(3)	$3.00	$3.00	$3.00	$3.00	$3.00

Mid-Cush Differential (Basis) Swaps:
Notional volume (Bbl)	1,350,000	1,365,000	276,000	276,000	3,267,000
Weighted average swap price ($/Bbl)(4)	$(0.21)	$(0.21)	$(0.50)	$(0.50)	$(0.26)
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
(4) The Mid-Cush swap contracts are settled based on the difference in the arithmetic average during the calculation period of WTI MIDLAND ARGUS and WTI ARGUS prices in the Argus Americas Crude publication for the relevant period.
(5) Subsequent to December 31, 2016, the Company entered into hedges covering certain periods of 2018.

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

	Assets		Liabilities
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands)
Derivative Instruments:
Current amounts
Commodity contracts	$11,815	$8,452	$28,861	$3,994

Total derivative instruments	$11,815	$8,452	$28,861	$3,994

Gains and losses on derivatives are reported in the consolidated statements of operations.

The following represents the Company’s reported gains (losses) on derivative instruments for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Gain (loss) on derivative instruments:
Commodity derivative instruments	$(23,760)	$20,906	$81,470
Total	$(23,760)	$20,906	$81,470

Offsetting of Derivative Assets and Liabilities

The following table presents the Company’s gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments(a)	Net Amount
	(In thousands)
December 31, 2016
Derivative instrument assets with right of offset or master netting agreements	$11,815	$(11,815)	$—
Derivative instrument liabilities with right of offset or master netting agreements	$(28,861)	$11,815	$(17,046)

December 31, 2015
Derivative instrument assets with right of offset or master netting agreements	$8,452	$(3,994)	$4,458
Derivative instrument liabilities with right of offset or master netting agreements	$(3,994)	$3,994	$—
_______________________________________
(a)         With all of the Company’s financial trading counterparties, the Company has agreements in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

Credit-Risk Related Contingent Features in Derivatives

None of the Company’s derivative instruments contain credit-risk related contingent features. No amounts of collateral were posted by the Company related to net positions as of December 31, 2016 and December 31, 2015.

NOTE 5—FAIR VALUE MEASUREMENTS

The book values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.  The book value of the Company’s credit facilities approximate fair value as the interest rates are variable.  At December 31, 2016, the fair value of the Company's 6.625% senior notes was $735.0 million and the fair value of the Company's 5.25% senior notes was $452.3 million. If the Company recorded the 6.625% senior notes at fair value they would be Level 1 in our fair value hierarchy as they are traded in an active market with quoted prices for identical instruments. If the Company recorded the 5.25% senior notes at fair value they would be Level 2 in our fair value hierarchy as these notes have not been registered and do not trade in an active market. The fair value of derivative financial instruments is determined utilizing industry standard models incorporating assumptions and inputs, most of which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, contract terms and prices, credit risk adjustments, implied market volatility and discount factors.

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
•Level 3—Assets and liabilities recorded at fair value for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Unobservable inputs that are not corroborated by market data and may reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

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

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of December 31, 2016:
Commodity derivative instruments	$—	$(17,046)	$—	$(17,046)
Total	$—	$(17,046)	$—	$(17,046)

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of December 31, 2015:
Commodity derivative instruments	$—	$4,458	$—	$4,458
Total	$—	$4,458	$—	$4,458

Significant Level 2 assumptions used to measure the fair value of the commodity derivative instruments include implied volatility factors, appropriate risk adjusted discount rates, as well as other relevant data.

Reclassifications of fair value among Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. There were no transfers among Level 1, Level 2 or Level 3 during the years ended December 31, 2016 and 2015.

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

NOTE 6—LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2016	December 31, 2015
	(In millions)

Revolving credit facility	$—	$—
5.25% Senior Notes	450.0	—
6.625% Senior Notes	700.0	700.0
Less: Discount	(1.1)	(1.4)
Less: Debt issuance costs	(16.6)	(12.1)

Total long-term debt	$1,132.3	$686.5

Credit Agreement

The Company's revolving credit facility requires it to maintain the following two financial ratios:

•a working capital ratio, which is the ratio of consolidated current assets (includes unused commitments under its revolving credit facility and excludes restricted cash and derivative assets) to consolidated current liabilities (excluding the current portion of long-term debt under the credit facility and derivative liabilities), of not less than 1.0 to 1.0;
•a leverage ratio, which is the ratio of the sum of all of the Company’s debt to the consolidated EBITDAX (as defined in the credit agreement) for the four fiscal quarters then ended, of not greater than 4.25 to 1.0. For the fiscal quarters ending December 31, 2016, March 31, 2017 and June 30, 2017, the consolidated EBITDAX shall be deemed to equal (A) consolidated EBITDAX for the one fiscal quarter period ending December 31, 2016 multiplied by 4, (B) consolidated EBITDAX for the two fiscal quarter period ending March 31, 2017 multiplied by 2 and (C) consolidated EBITDAX for the three fiscal quarter period ending June 30, 2017 multiplied by 4/3, respectively.

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

The Company was in compliance with such covenants and ratios as of December 31, 2016.

Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Company has a choice of borrowing at a Eurodollar rate or at the adjusted base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the quotient of: (i) the LIBOR Rate; divided by (ii) a percentage equal to 100% minus the maximum rate on such date at which the Administrative Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 200 to 300 basis points, depending on the percentage of its borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s referenced rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of our borrowing base utilized, plus a commitment fee ranging from 37.5 basis points to 50 basis points charged on the undrawn commitment amount. As of December 31, 2016, we had no borrowings and $0.6 million of letters of credit outstanding under our revolving credit facility and $899.4 million of borrowing capacity.

The amount available to be borrowed under the revolving credit facility is subject to a borrowing base that is re-determined semiannually each May and November and depends on the volumes of proved oil and natural gas reserves and estimated cash flows from these reserves and commodity hedge positions. As of December 31, 2016, the borrowing base under the Company’s amended and restated credit agreement is $950 million, with an elected commitment of $900 million, and lender commitments of $2.5 billion. The maturity date of the Company's revolving credit facility is December 19, 2021.

Senior Notes Due 2025

On December 27, 2016, the Company issued $450 million of 5.25% senior unsecured notes at par through a private placement. The notes will mature on January 15, 2025. The notes are senior unsecured obligations that rank equally with all of our future senior indebtedness, are as a result of being unsecured effectively subordinated in rights to our assets constituting collateral held by all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including indebtedness under RSP LLC's revolving credit facility, and will rank senior to any future subordinated indebtedness of the Company. Interest on these notes is payable semi-annually on January 15 and July 15, commencing on July 15, 2017. On or after January 15, 2020, the Company may redeem some or all of the notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest, of 103.938% of principal, declining in twelve-month intervals to 100% in 2023 and thereafter. In addition, prior to January 15, 2020, on any one or more occasions, the Company may redeem all or part of the notes at a redemption price of 100% of the principal amount of the notes redeemed, plus an applicable make-whole premium along with accrued and unpaid interest.

The Company incurred approximately $5.9 million of debt issuance costs related to the 2016 note issuance, which are a reduction to “Long-term debt” on the Company's consolidated balance sheets and will be amortized to interest expense, net, over the life of the notes using the effective interest method. In the event of certain changes in control of the Company, each holder of notes will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. RSP LLC and SHEP I, our 100% owned subsidiaries, have fully and unconditionally guaranteed the notes. RSP Inc. does not have independent assets or operations. The terms of the notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets. The Company was in compliance with the provisions of the indenture governing the senior unsecured notes as of December 31, 2016.

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

The Company incurred approximately $11.3 million of debt issuance costs related to the 2014 note issuance and $2.4 million related to the 2015 note issuance, which are a reduction to “Long-term debt” on the Company's consolidated balance sheets and will be amortized to interest expense, net, over the life of the notes using the effective interest method. In the event of certain changes in control of the Company, each holder of notes will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. RSP LLC, our 100% owned and only subsidiary, has fully and unconditionally guaranteed the notes. RSP Inc. does not have independent assets or operations. The terms of the notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets. In June 2015, the Company exchanged $500.0 million of these notes for registered notes with the same terms. In March 2016, the Company exchanged an additional $200.0 million of these notes for registered notes with the same terms. The Company was in compliance with the provisions of the indenture governing the senior unsecured notes as of December 31, 2016.

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

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both December 31, 2016 and 2015, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

Leases

The Company leases office space in Midland and Dallas Texas. These leases run through 2019 and 2021, respectively. Rent expense for the years ended December 31, 2016, 2015, and 2014 was $0.9 million and $0.9 million, and $0.5 million respectively.

Contractual Obligations

A summary of the Company's contractual obligations as of December 31, 2016 is provided in the following table (in thousands).

	Payments Due by Period For the Year Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
	(In thousands)
Revolving credit facility (1)	$—	$—	$—	$—	$—	$—	$—
5.25% Senior Notes (2)	—	—	—	—	—	450,000	450,000
6.625% Senior Notes (2)	—	—	—	—	—	700,000	700,000
Interest cost (3)	58,508	70,000	70,000	70,000	70,000	129,063	467,571
Drilling rig commitments (4)	6,776	—	—	—	—	—	6,776
Office and equipment leases	1,094	1,357	1,070	160	69	—	3,750
Asset retirement obligations (5)	—	—	—	—	—	10,659	10,659
Total	$66,378	$71,357	$71,070	$70,160	$70,069	$1,289,722	$1,638,756

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
(2) Includes principal only.
(3) Related to fixed rate debt only, which is the 5.25% Senior Notes and the 6.625% Senior Notes.
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

NOTE 8—EQUITY-BASED COMPENSATION

Equity-based compensation expense, which was recorded in general and administrative expenses, was $13.8 million, $9.4 million, and $20.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Equity-based compensation expense in the 2014 period includes expense related to incentive units. Expenses related to incentive units are described in more detail below. Incentive unit expense, which was also recorded in General and administrative expenses, was $14.7 million for the year ended December 31, 2014.

Restricted Stock Awards

In connection with the IPO, the Company adopted the RSP Permian, Inc. 2014 Long Term Incentive Plan (the “LTIP”) for the employees, consultants and directors of the Company and its affiliates who perform services for the Company.

Equity-based compensation expense for awards under the LTIP was $7.9 million, $6.4 million and $4.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company views restricted stock awards with graded vesting as single awards with an expected life equal to the average expected life and amortize the awards on a straight-line basis over the life of the awards.

The compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of December 31, 2016, the Company had unrecognized compensation expense of $8.5 million related to restricted stock awards which is expected to be recognized over a weighted average period of 1.6 years.

The following table represents restricted stock award activity for the years ended December 31, 2016 and 2015:

	2016		2015		2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Restricted shares outstanding, beginning of period	499,529	$25.99	477,767	$23.71	—	$—
Restricted shares granted	442,835	19.78	279,181	27.18	489,544	23.69
Restricted shares canceled	(13,551)	21.61	(6,640)	26.43	(11,777)	23.03
Restricted shares vested	(271,918)	25.22	(250,779)	22.97	—	—
Restricted shares outstanding, end of period	656,895	$22.21	499,529	$25.99	477,767	$23.71

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

Equity-based compensation for these awards was $5.9 million, $3.0 million, and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The compensation expense for these performance based awards is based on a per share value using a Monte-Carlo simulation. The payout level is calculated based on actual total shareholder return performance achieved during the performance period compared to a defined peer group of comparable public companies. The unrecognized compensation expense related to these shares is approximately $6.2 million as of December 31, 2016 and is expected to be recognized over the next 1.51 years.

The following table represents performance-based restricted stock award activity for the years ended December 31, 2016 and 2015:

	2016		2015		2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Restricted shares outstanding, beginning of period	294,332	$31.41	134,400	$28.14	—	$—
Restricted shares granted	484,650	13.53	159,932	31.74	134,400	28.14
Restricted shares vested	(31,108)	$31.39	—	$—	—	$—
Restricted shares outstanding, end of period	747,874	$19.82	294,332	$31.41	134,400	$28.14

Incentive Units

Pursuant to the LLC Agreement of RSP LLC, certain incentive units were available to be issued to the Company’s management and employees. After successful completion of the IPO, the performance conditions associated with certain incentive units were deemed probable of reaching payout. For the year ended December 31, 2014, the Company recognized non-cash compensation expense of $14.7 million, respectively, related to these incentive units. In December 2014, the incentive unit plan was concluded and all awards remaining under the incentive unit plans were allocated according to performance criteria established at the adoption of the plan. These incentive units determined the stock allocation of shares held by RSP Permian Holdco, between management and NGP and had no dilutive impact, or cash impact, to shareholders of

RSP Permian, Inc. In periods subsequent to 2014, there will be no additional expense recognized related to these incentive units.

NOTE 9—EARNINGS PER SHARE

The Company’s basic earnings per share amounts have been computed using the two-class method based on the weighted-average number of shares of common stock outstanding for the period.  Because the Company recognized a net loss for the years ended December 31, 2016 and 2015, all unvested restricted share awards were excluded from the diluted earnings per share calculations as they would be antidilutive.  A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Numerator:
Net income available to stockholders	$(24,851)	$(18,254)	$2,498
Basic net income allocable to participating securities (1)	—	—	15
Income available to stockholders	$(24,851)	$(18,254)	$2,483

Denominator:
Weighted average number of common shares outstanding - basic	107,324	86,770	71,898
Effect of dilutive securities:
Restricted stock	—	—	—
Weighted average number of common shares outstanding - diluted	107,324	86,770	71,898

Net income per share:
Basic	$(0.23)	$(0.21)	$0.03
Diluted	$(0.23)	$(0.21)	$0.03
_______________________________________
(1)    Restricted share awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

NOTE 10—INCOME TAXES

The components of the provision for income taxes for the year ended December 31, 2016, 2015, and 2014 is as follows:

	For the year ended December 31,
	2016	2015	2014
		(In thousands)
Current Income Tax Expense (Benefit):
Federal	$(4,074)	$5,504	$4,111
State	—	(320)	227
Total income tax expense (benefit)	(4,074)	5,184	4,338
Deferred Income Tax Expense (Benefit):
Federal	$(19,195)	$(9,649)	$157,806
State	489	(1,714)	(227)
Federal alternative minimum tax	4,074	(5,504)	(4,111)
Total deferred income tax provision (benefit)	(14,632)	(16,867)	153,468
Total Income Tax Expense (Benefit)	$(18,706)	$(11,683)	$157,806

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

A reconciliation of tax (benefit) expense based upon the statutory federal income tax rate to the actual income tax (benefit) expense is as follows:

	For the year ended December 31,
	2016	2015	2014
		(In thousands)
Income tax expense (benefit) at the federal statutory rate (35%)	$(15,245)	$(10,478)	$56,106
Income tax expense relating to change in tax status	—	—	95,162
State income tax expense (benefit), net of federal tax benefit	318	(1,322)	1,081
Non-deductible expenses	26	69	5,457
Research and development credit	(3,804)	—	—
Other	(1)	48	—
Provision for (benefit from) income taxes	$(18,706)	$(11,683)	$157,806

The components of the Company’s deferred tax assets and liabilities are as follows:

	For the year ended December 31,
	2016	2015
	(In thousands)
Noncurrent:
Deferred tax assets
Net operating loss carryforwards (subject to 20 year expiration)	$88,048	$58,590
Tax credit carryforwards	9,320	9,615
Other	13,185	4,858
Total noncurrent deferred tax assets	110,553	73,063
Deferred tax liabilities
Oil and natural gas properties and equipment	(433,792)	(409,380)
Other	—	(1,555)
Total noncurrent deferred tax liabilities	(433,792)	(410,935)
Net noncurrent deferred tax liabilities	$(323,239)	$(337,872)
Federal net operating loss carryforwards totaled $260.1 million and $161.3 million at December 31, 2016 and 2015, respectively, and will begin to expire in 2034.

The company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in tax expense. The Company has not recognized any interest and penalties. Changes in the balance of unrecognized tax benefits on uncertain positions were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands)
Unrecognized tax benefits at beginning of period	$—	$—
Increase resulting from prior period tax positions	8,483	—
increase resulting from current period tax positions	552	—
Unrecognized tax benefits at the end of period	9,035	—
Less: Effects of temporary items	(5,256)	—
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year.	$3,779	$—

NOTE 11—MAJOR CUSTOMERS AND SUPPLIERS

Dependence on Major Customers

The Company believes, due to the competitive nature of goods and services supporting the oil and natural gas industry, plus access to several marketing alternatives, that it is not significantly dependent on any single purchaser. The following purchasers accounted for 10% or greater of total revenues for the periods indicated:

	Percentage of Total Revenues for the Year Ended December 31,
	2016	2015	2014
Shell Trading (US) Company	23%	37%	31%
Phillips 66 Company	6%	22%	—%
Enterprise Crude Oil LLC	27%	12%	24%
Diamondback E&P, LLC	9%	13%	14%
Permian Transport & Trading	—%	5%	21%

Management believes that there are potential alternative purchasers should it become necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships or that those relationships will result in an increased number of purchasers. Although the Company is exposed to a concentration of credit risk, management believes that all of the Company’s purchasers are credit worthy.

NOTE 12 - SUPPLEMENTAL DISCLOSURE OF OIL AND NATURAL GAS OPERATIONS (UNAUDITED)

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

Costs incurred in the acquisition and development of oil and natural gas assets are presented below for the years ended December 31:

	2016 (2)	2015	2014 (1)
	(In thousands)
Property acquisition costs:
Proved	$210,977	$104,532	$581,307
Unproved	1,063,109	351,806	622,210
Exploration costs	1,811	—	16,762
Development costs	293,833	378,910	462,063
Total costs incurred	$1,569,730	$835,248	$1,682,342

(1) Includes non-cash additions in connection with the Company's IPO in 2014 of approximately $842 million.
(2) Includes acquisition costs related to issuance of stock directly to sellers in the SHEP I acquisition in 2016. See Note 3.

Capitalized Oil and Natural Gas Costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, amortization and impairment are presented below for the years ended December 31:

	2016	2015
	(In thousands)
Capitalized costs:
Proved	$2,811,853	$2,197,056
Unproved	1,833,928	878,995
	$4,645,781	$3,076,051
Less accumulated depreciation, depletion, amortization and impairment	(554,419)	(357,524)
Net capitalized costs	$4,091,362	$2,718,527

Results of Oil and Natural Gas Producing Activities

The results of operations of oil and natural gas producing activities (excluding corporate overhead and interest costs) are presented below for the years ended December 31:

	2016	2015	2014
	(In thousands)
Revenues:
Oil and natural gas sales	$353,857	$283,992	$281,925
Costs:
Lease operating expenses	57,778	53,124	34,704
Production and ad valorem taxes	21,615	19,995	19,758
Depreciation, depletion, and amortization	194,360	154,039	87,844
Asset retirement obligation accretion	472	336	142
Impairments	4,901	34,269	4,344
Exploration	1,093	2,380	3,854
Income tax expense (benefit)	(18,706)	(11,683)	157,806
Results of operations	$92,344	$31,532	$(26,527)

Net Proved Oil and Natural Gas Reserves

The Company’s proved oil and natural gas reserves as of December 31, 2016 and December 31, 2014 were prepared by independent third party reserve engineers. The Company's proved oil and natural gas reserves as of December 31, 2015 were audited by independent third party reserve engineers. In accordance with SEC regulations, reserves at December 31, 2016, 2015, and 2014 were estimated using the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, the estimates may change as future information becomes available.

An analysis of the change in estimated quantities of oil and natural gas reserves, all of which are located within the United States, for the years ended December 31, 2016, 2015, and 2014 is as follows:

	Natural Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	MBoe
Proved developed and undeveloped reserves:
As of January 1, 2014	35,803	23,732	6,913	36,613
Revisions of previous estimates	(5,477)	223	2,219	1,529
Extensions, discoveries and other additions	25,229	30,023	5,897	40,125
Purchases of minerals in place	39,841	18,344	7,428	32,412
Production	(2,974)	(3,049)	(718)	(4,263)
As of December 31, 2014	92,422	69,273	21,739	106,416

Revisions of previous estimates	(20,205)	(12,886)	(4,251)	(20,505)
Extensions, discoveries and other additions	55,313	50,375	6,971	66,565
Purchases of minerals in place	10,968	10,178	2,373	14,379
Production	(4,991)	(5,805)	(1,045)	(7,682)
As of December 31, 2015	133,507	111,135	25,787	159,173

Revisions of previous estimates	(30,284)	(14,115)	1,412	(17,750)
Extensions, discoveries and other additions	45,541	46,017	11,631	65,238
Purchases of minerals in place	35,210	29,481	5,551	40,900
Production	(7,188)	(7,790)	(1,685)	(10,673)
As of December 31, 2016	176,786	164,728	42,696	236,888

Proved developed reserves:
December 31, 2014	35,921	27,716	8,221	41,924
December 31, 2015	56,640	44,128	11,020	64,588
December 31, 2016	76,255	65,025	18,759	96,493

Proved undeveloped reserves:
December 31, 2014	56,501	41,557	13,518	64,492
December 31, 2015	76,867	67,007	14,767	94,585
December 31, 2016	100,531	99,703	23,937	140,395

The tables above include changes in estimated quantities of oil and natural gas reserves shown in MBbl equivalents (“MBoe”) at a rate of six MMcf per one MBbl.

For the year ended December 31, 2016, the Company’s negative revisions of previously estimated quantities of 17,750 MBoe is primarily due to the removal of certain vertical PUDs as these locations will be replaced with horizontal wells when drilled in the future. The negative revisions of previously estimated quantities due to pricing were 2,131 MBoe. Extensions, discoveries and other additions of 65,238 MBoe during 2016 result primarily from the drilling of new wells during the year to delineate our acreage position.  The purchase of minerals in place of 40,900 MBoe during 2016 includes our acquisition of SHEP I that closed in November 2016, as further described in Note 3.

For the year ended December 31, 2015, the Company’s negative revisions of previously estimated quantities of 20,505 MBoe is primarily due to negative revisions due to pricing of 19,641 MBoe. Extensions, discoveries and other additions of 66,565 MBoe during 2015, result primarily from the drilling of new wells during the year and from new proved undeveloped locations added during the year.  The purchase of minerals in place of 14,379 MBoe during 2015 were related to several acquisitions during the year, as described in Note 3.

For the year ended December 31, 2014, the Company’s positive revisions of previously estimated quantities of 1,529 MBoe is primarily due to the change in estimates and type curves, which more than offset negative revisions due to pricing of 4,053 MBoe. Extensions, discoveries and other additions of 40,125 MBoe during 2014, result primarily from the drilling of new wells during the year and from new proved undeveloped locations added during the year.  The purchase of minerals in place of 32,412 MBoe during 2014 were related to the Collins and Wallace contributions in connection with our IPO, and the Glasscock County acquisition.

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

The estimates of future cash flows and future production and development costs as of December 31, 2016, 2015, and 2014 are based on the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows at December 31:

	2016	2015	2014
	(In thousands)
Future cash inflows	$7,433,650	$5,964,332	$7,015,504
Future production costs	(2,352,287)	(1,855,044)	(2,025,302)
Future development costs	(1,315,835)	(1,187,244)	(1,182,981)
Future income tax expense	(659,105)	(699,070)	(1,154,808)
Future net cash flows	3,106,423	2,222,974	2,652,413
10% discount for estimated timing of cash flows	(1,913,027)	(1,426,958)	(1,776,282)
Standardized measure of discounted future net cash flows	$1,193,396	$796,016	$876,131

In the foregoing determination of future cash inflows, sales prices used for gas and oil for December 31, 2016, 2015 and 2014 were estimated using the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for each month. Prices were adjusted by lease for quality, transportation fees and regional price differentials. Future costs of developing and producing the proved gas and oil reserves reported at the end of each year shown were based on costs determined at each such year-end, assuming the continuation of existing economic conditions.

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

Changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	2016	2015	2014
	(In thousands)
Standardized measure of discounted future net cash flows, beginning of year	$796,016	$876,131	$550,715
Changes in the year resulting from:
Sales, less production costs	(279,603)	(210,874)	(223,608)
Revisions of previous quantity estimates	(142,956)	(192,081)	20,892
Extensions, discoveries and other additions	390,752	440,744	646,855
Net change in prices and production costs	(251,166)	(537,613)	(74,081)
Changes in estimated future development costs	156,162	14,480	(7,858)
Previously estimated development costs incurred during the period	68,238	107,829	44,925
Purchases of minerals in place	244,977	95,207	366,106
Accretion of discount	86,109	131,764	55,072
Net change in income taxes	15,059	164,377	(441,506)
Timing differences and other	109,808	(93,948)	(61,381)
Standardized measure of discounted future net cash flows, end of year	$1,193,396	$796,016	$876,131

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

NOTE 13 - QUARTERLY FINANCIAL DATA (Unaudited)

The Company’s unaudited quarterly financial data for 2016 and 2015 is summarized below.

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$55,815	$81,485	$93,621	$122,934
Operating income (loss)	(14,342)	2,295	13,248	29,892
Income tax benefit	9,298	4,438	3,507	1,464
Net income (loss)	$(17,416)	$(9,801)	$985	$1,381

Earnings (loss) per share:
Basic and diluted	$(0.17)	$(0.10)	$0.01	$0.01

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$51,375	$78,465	$80,644	$73,508
Operating income (loss)	(4,568)	10,912	7,443	(21,564)
Income tax (expense) benefit	330	6,001	(4,953)	10,307
Net income (loss)	$(1,024)	$(5,453)	$8,974	$(20,751)

Earnings (loss) per share:
Basic and diluted	$(0.01)	$(0.07)	$0.10	$(0.21)

In the third and the fourth quarters of 2015, impairment expense was $4.2 million and $30.0 million, respectively. In the first, second, third, and fourth quarters of 2016, impairment expense was $0.2 million, $3.2 million, $1.0 million, and $0.6, respectively.

In the fourth quarter of 2016, expensed acquisition costs associated with the Silver Hill acquisitions were $6.4 million.

EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of RSP Permian, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (File No. 001-36264) filed with the Commission on January 29, 2014).

3.2
Amended and Restated Bylaws of RSP Permian, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on December 21, 2016).

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

4.7(a)	Registration Rights Agreement, dated as of November 28, 2016, by and between the Company and Silver Hill Energy Partners Holdings, LLC.
4.8(a)	Stockholder’s Agreement, dated as of November 28, 2016, by and between the Company and Kayne Anderson Capital Advisors, LP.
4.9
Indenture, dated as of December 27, 2016, by and among the Company, RSP Permian, L.L.C., Silver Hill Energy Partners, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on December 27, 2016).

4.10	Form of Senior Note due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on December 27, 2016).
4.11
Registration Rights Agreement, dated as of December 27, 2016, by and among the Company, RSP Permian, L.L.C., Silver Hill Energy Partners, LLC, and Barclays Capital Inc. and RBC Capital Markets, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on December 27, 2016).

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

10.14*
Membership Interest Purchase and Sale Agreement, dated as of October 13, 2016, by and among Silver Hill Energy Partners Holdings, LLC, Silver Hill Energy Partners, LLC, RSP Permian, L.L.C. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on October 13, 2016).

10.15*
Membership Interest Purchase and Sale Agreement, dated as of October 13, 2016, by and among Silver Hill Energy Partners II, LLC, Silver Hill E&P II, LLC, RSP Permian, L.L.C. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on October 13, 2016).

10.16
Purchase Agreement dated as of December 12, 2016, by and among the Company, the Guarantors and Barclays Capital Inc. and RBC Capital Markets, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on December 13, 2016).

10.17
Credit Agreement, dated as of December 19, 2016, among the Company, RSP Permian, L.L.C., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on December 21, 2016).

12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1(a)	Subsidiaries of RSP Permian, Inc.
23.1(a)	Consent of Grant Thornton LLP.
23.2(a)	Consent of Netherland, Sewell & Associates, Inc.
31.1(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.
31.2(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.
32.1(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.
32.2(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.
99.1(a)	Netherland, Sewell & Associates, Inc. Summary of Reserves at December 31, 2016 (RSP Permian, Inc.).
99.2(a)	Netherland, Sewell & Associates, Inc. Summary of Reserves at December 31, 2016 (Silver Hill II Acquisition Interest).
101.INS(a)	XBRL Instance Document.
101.SCH(a)	XBRL Taxonomy Extension Schema Document.
101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(a)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document.