Form 10-Q
period 2017-06-30
RSP Permian, Inc.
filed 2017-08-07
CIK 1588216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The registrant had 158,605,276 shares of common stock outstanding at August 4, 2017.

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

“Recompletion.” The process of re-entering an existing wellbore that is either producing or not producing and completing another formation in an attempt to establish or increase existing production.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “will,” “may,” “should,” “would,” “could” or other similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. We cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important known factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the actual and expected volatility of commodity prices, product supply and demand, competition, access to and cost of capital, uncertainties about estimates of reserves and resource potential and the ability to add proved reserves in the future, the ability to assimilate acquisitions into our operations, the assumptions underlying production forecasts, the quality of technical data, environmental and weather risks, including the possible impacts of climate change, the ability to obtain environmental and other permits and the timing thereof, government regulation or action, the costs and results of drilling and operations, the availability of equipment, services, resources and personnel required to complete the Company’s operating activities, access to and availability of transportation, processing and refining facilities, the financial strength of counterparties to the Company’s credit facility and derivative contracts and the purchasers of the Company’s production and service providers to the Company, and acts of war or terrorism. For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.
 RSP PERMIAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,775	$690,776
Accounts receivable	73,002	73,671
Derivative instruments	22,375	11,815
Total current assets	129,152	776,262
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	6,245,090	4,645,781
Accumulated depletion	(644,847)	(554,419)
Total oil and natural gas properties, net	5,600,243	4,091,362
Other property and equipment, net	57,545	38,273
Total property, plant and equipment	5,657,788	4,129,635
OTHER LONG-TERM ASSETS
Derivative instruments	9,947	—
Restricted cash	152	152
Other long-term assets	62,034	90,378
Total other long-term assets	72,133	90,530
TOTAL ASSETS	$5,859,073	$4,996,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$19,192	$14,074
Accrued expenses	83,614	53,192
Interest payable	24,369	12,142
Derivative instruments	11,774	28,861
Total current liabilities	138,949	108,269
LONG-TERM LIABILITIES
Other long term liabilities	19,558	15,916
Derivative instruments	5,391	—
Long-term debt	1,190,965	1,132,275
Deferred taxes	352,663	322,655
Total long-term liabilities	1,568,577	1,470,846
Total liabilities	1,707,526	1,579,115
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 300,000,000 shares authorized, 158,589,200 shares issued and outstanding at June 30, 2017; 141,923,591 shares issued and outstanding at December 31, 2016	1,586	1,419
Additional paid-in capital	4,119,960	3,455,916
Accumulated earnings (deficit)	30,001	(40,023)
Total stockholders’ equity	4,151,547	3,417,312
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,859,073	$4,996,427

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Oil sales	$160,395	$74,799	$312,032	$126,490
Natural gas sales	9,859	2,537	17,237	4,940
NGL sales	12,846	4,149	23,762	5,871
Total revenues	183,100	81,485	353,031	137,301
OPERATING EXPENSES
Lease operating expenses	28,892	14,094	54,303	27,185
Production and ad valorem taxes	10,142	4,960	19,611	9,113
Depreciation, depletion and amortization	68,104	47,296	129,144	91,855
Asset retirement obligation accretion	150	123	303	236
Impairment of unproved properties	5,312	3,177	5,437	3,350
Exploration expenses	2,869	405	5,449	469
General and administrative expenses	12,343	9,135	24,055	17,140
Acquisition costs	401	—	4,453	—
Total operating expenses	128,213	79,190	242,755	149,348
OPERATING INCOME (LOSS)	54,887	2,295	110,276	(12,047)
OTHER INCOME (EXPENSE)
Other income, net	589	104	1,309	277
Net gain (loss) on derivative instruments	12,194	(3,684)	29,315	(3,288)
Interest expense	(19,508)	(12,954)	(38,732)	(25,895)
Total other income (expense)	(6,725)	(16,534)	(8,108)	(28,906)
INCOME (LOSS) BEFORE TAXES	48,162	(14,239)	102,168	(40,953)
INCOME TAX (EXPENSE) BENEFIT	(17,072)	4,438	(32,144)	13,735
NET INCOME (LOSS)	$31,090	$(9,801)	$70,024	$(27,218)

Income (loss) per common share:
Basic	$0.20	$(0.10)	$0.46	$(0.27)
Diluted	$0.20	$(0.10)	$0.46	$(0.27)
Weighted average shares outstanding:
Basic	156,856	100,189	151,455	100,125
Diluted	157,827	100,189	152,443	100,125

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity

BALANCE AT DECEMBER 31, 2016	141,924	$1,419	$3,455,916	$(40,023)	$3,417,312

Shares of common stock issued for acquisition	16,020	160	663,694	—	663,854

Equity issuance costs	—	—	(349)	—	(349)

Repurchase and retirement of common stock	(177)	(1)	(7,660)	—	(7,661)

Equity-based compensation	822	8	8,359	—	8,367

Net income	—	—	—	70,024	70,024

BALANCE AT JUNE 30, 2017	158,589	$1,586	$4,119,960	$30,001	$4,151,547

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$70,024	$(27,218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	129,144	91,855
Asset retirement obligation accretion	303	236
Impairment of unproved properties	5,437	3,350
Equity-based compensation	8,367	7,277
Amortization of loan fees	2,072	1,301
Deferred income taxes	32,144	(13,735)
Other	(308)	115
Net (gain) loss on derivative instruments	(29,315)	3,288
Net cash (payments) receipts from settled derivatives	(4,078)	11,240
Changes in operating assets and liabilities:
Accounts receivable	669	(6,596)
Other assets	(8,134)	5,920
Accounts payable	6,089	(10,541)
Accrued expenses	3,200	(916)
Interest payable	12,227	(127)
Net cash provided by operating activities	227,841	65,449
CASH FLOWS FROM INVESTING ACTIVITIES
Development of oil and natural gas properties	(268,205)	(127,066)
Acquisitions of oil and natural gas properties	(622,280)	(43,489)
Acquisition deposit held in escrow	(24,601)	—
Acquisition of infrastructure assets	(19,156)	—
Proceeds from sale of assets	1,527	—
Other	(1,627)	(2,172)
Net cash used in investing activities	(934,342)	(172,727)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred loan costs	(490)	—
Borrowings under long-term debt	58,000	—
Payments of equity issuance costs	(349)	—
Repurchase and retirement of common stock	(7,661)	(2,608)
Net cash provided by (used in) financing activities	49,500	(2,608)
NET CHANGE IN CASH	(657,001)	(109,886)
CASH AT BEGINNING OF PERIOD	690,776	142,741
CASH AT END OF PERIOD	$33,775	$32,855
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$24,434	$24,704
Cash paid for taxes	$—	$2,000
NON-CASH ACTIVITIES
Asset retirement obligation acquired	$822	$232
Change in accrued capital expenditures	$27,222	$(1,038)
Common stock issued for oil and gas properties	$663,854	$—
Release of deposit held in escrow for oil and gas properties	$64,122	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Description of the Business

RSP Permian, Inc., a Delaware corporation ("RSP Inc.," the "Company," "we," "our," or "us"), is an independent oil and natural gas company engaged in the acquisition, exploration, development and production of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin of West Texas.  The vast majority of the Company’s acreage is located on large, contiguous acreage blocks in the core of the Midland Basin and the Delaware Basin, both sub-basins of the Permian Basin. The Midland Basin properties are primarily in the adjacent counties of Midland, Martin, Andrews, Ector and Glasscock. The Delaware Basin properties are in Loving and Winkler counties. The Company’s common stock is listed and traded on the NYSE under the ticker symbol “RSPP.”

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

Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2017 in preparing its consolidated financial statements. The Company determined there were no events, other than as described below, that required disclosure or recognition in these financial statements.

During the third quarter of 2017, the Company has closed on two acquisitions of undeveloped acreage and additional mineral interests in the Delaware Basin for an approximate aggregate purchase price of $227.9 million, before purchase price adjustments. As part of these acquisitions, we funded a portion of each purchase price as a deposit prior to each closing in the aggregate amount of $24.6 million, which is included in other long-term assets as of June 30, 2017. These acquisitions were funded with borrowings under our revolving credit facility.

During the third quarter of 2017, the Company has entered into derivative contracts covering 4.7 million barrels of crude oil production beginning in the fourth quarter of 2017 through the fourth quarter of 2018, and now has derivative contracts covering 5.2 million barrels of second half 2017 oil volumes and 6.7 million barrels of 2018 oil volumes. See Note 4 for a summary of derivative positions entered into subsequent to June 30, 2017.

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

Accounts Receivable

	As of June 30, 2017	As of December 31, 2016
	(In thousands)
Sale of oil, natural gas and natural gas liquids	$67,353	$54,422
Joint interest owners	5,649	16,681
Federal income tax receivable	—	2,568
Total accounts receivable	$73,002	$73,671

Accounts receivable, which are primarily from the sale of oil, NGLs, are accrued based on estimates of the volumetric sales and prices the Company believes it will receive. In addition, settled but uncollected derivative contracts, receivables related to joint interest billings and income tax receivables are included in accounts receivable. The Company routinely reviews outstanding balances, assesses the financial strength of its customers and records a reserve for amounts not expected to be fully recovered. The need for an allowance is determined based upon reviews of individual accounts, historical losses, existing economic conditions and other pertinent factors. Bad debt expense was zero for each of the three and six months ended June 30, 2017 and 2016, respectively.

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

Capitalized acquisition costs attributable to proved oil and natural gas properties and leasehold costs are depleted on a field level, based on proved reserves, using the unit-of-production method. Capitalized exploration well costs and development costs, including AROs, are depleted on a field level, based on proved developed reserves. For the three months ended June 30, 2017 and 2016, depletion expense for oil and natural gas property was $67.4 million and $46.9 million, respectively. For the six months ended June 30, 2017 and 2016, depletion expense for oil and natural gas property was $127.8 million and $91.1 million, respectively.

Depletion expense is included in depreciation, depletion and amortization in the accompanying consolidated statements of operations.

The Company’s oil and natural gas properties as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Proved oil and natural gas properties	$3,474,455	$2,811,853
Unproved oil and natural gas properties	2,770,635	1,833,928
Total oil and natural gas properties	6,245,090	4,645,781
Less: Accumulated depletion	(644,847)	(554,419)
Total oil and natural gas properties, net	$5,600,243	$4,091,362

In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the anticipated reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. As of June 30, 2017 and December 31, 2016, there were no costs capitalized in connection with exploratory wells in progress.

Capitalized costs are evaluated for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. To determine if a field is impaired, the Company compares the carrying value of the field to the undiscounted future net cash flows by applying estimates of future oil, natural gas and NGLs prices to the estimated future production of oil and natural gas reserves over the economic life of the property and deducting future costs. Future net cash flows are based upon our reservoir engineers’ estimates of proved reserves.

For a property determined to be impaired, an impairment loss equal to the difference between the property’s carrying value and its estimated fair value is recognized. Fair value, on a field basis, is estimated to be the present value of the aforementioned expected future net cash flows. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value. No impairment of proved property was recorded for the six months ended June 30, 2017 or 2016. The calculation of expected future net cash flows in impairment evaluations are mainly based on estimates of future oil and natural gas prices, proved reserves and risk-adjusted probable reserve quantities, and estimates of future production and capital costs associated with our proved and risk-adjusted reserves. The Company’s estimates for future oil and natural gas prices used in the impairment evaluations are based on observable prices for the next three years, and then held constant for the remaining lives of the properties. If the prices used to assess our oil and natural gas properties for impairment were 15% lower than the prices we used for such analysis, holding all other variables constant, we would not have expected to record any material impairment to our proved oil and natural gas properties. However, it is reasonably possible that oil and natural gas prices used in future impairment evaluations may decline, which could result in the need to impair the carrying value of the Company’s proved properties.

Unproved property costs and related leasehold expirations are assessed quarterly for potential impairment and when industry conditions dictate an impairment may be possible. For the six months ended June 30, 2017 and 2016, impairment expense of unproved property was $5.4 million and $3.4 million, respectively, which primarily related to management’s expectation that certain leasehold interests would expire and not be renewed, along with certain leasehold interests that may expire or could otherwise be disposed of in the future.

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

The ARO liability consisted of the following for the period indicated:

Six Months Ended June 30, 2017
(In thousands)
Asset retirement obligation at beginning of period	$10,659
Liabilities incurred or assumed	1,606
Liabilities settled	(183)
Accretion expense	303
Asset retirement obligation at end of period	$12,385

Income Taxes

The following is an analysis of the Company’s consolidated income tax expense (benefit) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
			(In thousands)
Current	$638	$—	$2,136	$—
Deferred	16,434	(4,438)	30,008	(13,735)
Income Tax Expense (Benefit)	$17,072	$(4,438)	$32,144	$(13,735)

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At June 30, 2017 and December 31, 2016, the Company had a long-term tax payable related to uncertain tax positions totaling $7.2 million and $5.3 million, respectively. This amount is recorded in other long term liabilities on the consolidated balance sheet.

The Company’s adoption of ASU 2016-09 in the first quarter of 2017 using the modified retrospective approach resulted in a decrease to deferred tax liability and a corresponding adjustment to accumulated deficit of $0.6 million as of December 31, 2016. Additional tax deductions during the six months ended June 30, 2017 from stock compensation under the guidance of ASU 2016-09 resulted in a reduction to income tax expense of $4.1 million.

The Company’s U.S. federal income tax returns for 2013 and beyond, and its Texas franchise tax returns for 2012 and beyond, remain subject to examination by the taxing authorities. No other jurisdiction’s returns are significant to the Company’s financial position.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides a comprehensive revenue recognition standard for contracts with customers that supersedes current revenue recognition guidance including industry specific guidance. An entity is required to apply ASU 2014-09 for annual and interim reporting periods beginning after December 15, 2017. An entity can apply ASU 2014-09 using either a full retrospective method, meaning the standard is applied to all of the periods presented, or a modified retrospective method, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements. The Company has not yet selected a transition method and is currently evaluating the impact of its pending adoption of this guidance on its consolidated financial statements; however, it has not identified any revenue stream that would be materially impacted and does not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires all lease transactions (with expected lease terms in excess of 12 months) to be recognized on the balance sheet as lease assets and lease liabilities. Public entities are required to apply ASU 2016-02 for annual and interim reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of this guidance on its consolidated financial statements; however, based on the Company’s current operating leases, the adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment award transactions. These simplifications include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance in the first quarter of 2017 using the modified retrospective approach. Accordingly, the deferred tax liability at December 31, 2016 was reduced by $0.6 million with a corresponding adjustment to accumulated deficit in the consolidated balance sheet.

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

For the SHEP II acquisition, substantially all of the value of the transaction was related to the value of the oil and gas assets acquired with no value ascribed to other assets. The Company used two valuation methods in its determination of fair value for the oil and gas properties: the discounted cash flow analysis and comparable transaction analysis. The significant assumptions included in the discounted cash flow analysis include commodity price assumptions, costs and capital outlay to develop the acquired properties, pricing differentials, reserve risking, and discount rates. NYMEX strip pricing at the SHEP II acquisition date of March 1, 2017, less applicable pricing differentials, was utilized in the discounted cash flow analysis. Risking levels in the discounted cash flow analysis are determined based on a variety of factors, such as existing well performance, offset production and analogue wells. Discount rates used in the discounted cash flow analysis were determined using the estimated weighted average cost of capital for the Company, discount rates published in third party publications, as well as industry knowledge and experience. The comparable transaction analysis was performed to establish a range of fair values for similarly-situated oil and gas properties that were recently bought or sold in arms-length, observable market transactions. The range of value observed from the Company’s analysis of recent market transactions and the fair value calculation via the discounted cash flow method was used as a basis to determine fair value of the assets. The Company’s fair value conclusion indicated that the discounted cash flow method valuation is substantially in the same range as the comparable transactions reviewed, when considering the comparable transactions on a median or average basis. Other current liabilities assumed in the SHEP II acquisition, which related to revenues held in suspense, were carried over at historical carrying values because the liabilities are short term in nature and their carrying values are estimated to represent the best estimate of fair value.

Revenues and earnings of SHEP II recognized in 2017 subsequent to the acquisition date were $40.2 million and $15.6 million, respectively. The Company recognized $4.5 million of expenses related to the SHEP acquisitions in the first quarter of 2017, that are recorded in acquisition costs on the consolidated statement of operations.

Pro Forma Results

The Company’s summary pro forma results for the three and six months ended June 30, 2017 and 2016 were derived from the actual results of the Company adjusted to reflect the SHEP II acquisition, as if such transaction had occurred on January 1, 2016. The below information reflects pro forma adjustments for the issuance of common stock to the sellers of SHEP II along with common stock issued in the October 2016 public offering that funded the cash portion of the SHEP II acquisition. Additional pro forma adjustments, based on available information and certain assumptions, include (i) the depletion of SHEP II fair-valued proved oil and gas properties, and (ii) the estimated tax impacts of the pro forma adjustments. Pro forma earnings for the three and six months ended June 30, 2017 were adjusted to exclude $0.4 million and $4.5 million, respectively, of related acquisition costs incurred by the Company.

The pro forma financial information included below does not give effect to certain acquisitions that were immaterial to the Company's actual and pro forma results for the periods reflected below and does not make any adjustments for non-recurring expenses associated with the SHEP II acquisition, except for the acquisition costs described above.

The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor is such information indicative of expected future results of operations.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands)		(In thousands)

Revenues	$183,100	$183,100	$81,485	$95,080
Net income (loss)	$31,090	$31,347	$(9,801)	$(16,858)

Net income (loss) per share:
Basic	$0.20	$0.20	$(0.10)	$(0.17)
Diluted	$0.20	$0.20	$(0.10)	$(0.17)

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands)		(In thousands)

Revenues	$353,031	$371,750	$137,301	$154,976
Net income (loss)	$70,024	$78,484	$(27,218)	$(34,804)

Net income (loss) per share:
Basic	$0.46	$0.52	$(0.27)	$(0.35)
Diluted	$0.46	$0.51	$(0.27)	$(0.35)

Other Acquisitions

In the first six months of 2017, the Company closed on bolt-on acquisitions of mostly undeveloped acreage for an aggregate total purchase price of approximately $32.0 million. The acquisitions included additional working interests in properties where the Company owned existing interests as well as other properties in the Company’s core areas. These acquisitions were funded with cash on hand.

On January 2, 2017, the Company closed on the acquisition of water infrastructure assets from Lone Wolf Resources and related entities for an aggregate total purchase price of $18.8 million, before purchase price adjustments. The acquisition was funded with cash on hand.

NOTE 4—DERIVATIVE INSTRUMENTS

Commodity Derivative Instruments

The Company uses derivative instruments to manage its exposure to cash-flow variability from commodity-price risk inherent in its crude oil and natural gas production. These may include collar contracts, swaps, deferred premium put options and other related derivative structures. The derivative instruments are recorded at fair value on the consolidated balance sheets and any gains and losses are recognized in current period earnings.

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

The following table summarizes all commodity derivative positions as of June 30, 2017:

	Contracts expiring in the period ending:
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Crude Oil Three-Way Collars:
Notional volume (Bbl)			869,000	819,000	736,000	736,000
Weighted average ceiling price ($/Bbl)(1)			$65.06	$65.06	$65.06	$65.06
Weighted average floor price ($/Bbl)(1)			$50.00	$50.00	$50.00	$50.00
Weighted average short put price ($/Bbl)(1)			$40.00	$40.00	$40.00	$40.00

Crude Oil Costless Collars:
Notional volume (Bbl)	1,150,000	1,150,000
Weighted average ceiling price ($/Bbl)(1)	$60.05	$60.05
Weighted average floor price ($/Bbl)(1)	$45.00	$45.00

Crude Oil Deferred Premium Puts:
Notional volume (Bbl)	920,000	920,000
Weighted average floor price ($/Bbl)(1)	$48.50	$48.50
Weighted average deferred premium ($/Bbl) (2)	$(4.00)	$(4.00)

Mid-Cush Differential (Basis) Swaps:
Notional volume (Bbl)	920,000	276,000
Weighted average swap price ($/Bbl)(4)	$(0.38)	$(0.50)

Natural Gas Costless Collars:
Notional volume (MMBtu)	2,422,000	2,545,000
Weighted average ceiling price ($/MMbtu)(3)	$3.86	$3.86
Weighted average floor price ($/MMbtu)(3)	$3.00	$3.00

(1)         The crude oil derivative contracts are settled based on the arithmetic average of the closing settlement price for the front month contract NYMEX price of West Texas Intermediate Light Sweet Crude.
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

The following table summarizes all commodity derivative positions entered subsequent to June 30, 2017:

	Contracts expiring in the period ending:
	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Crude Oil Three-Way Collars:
Notional volume (Bbl)	552,000	1,350,000	1,122,000	583,000	491,000
Weighted average ceiling price ($/Bbl)(1)	$54.10	$54.79	$54.70	$54.88	$54.82
Weighted average floor price ($/Bbl)(1)	$45.00	$45.00	$45.00	$45.00	$45.00
Weighted average short put price ($/Bbl)(1)	$35.00	$35.00	$35.00	$35.00	$35.00

Crude Oil Swaps:
Notional volume (Bbl)	552,000
Weighted average swap price ($/Bbl)(2)	$48.95

(1)         The crude oil derivative contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude.
(2) The oil swap contracts are settled based on the arithmetic average of the NYMEX price of Light Sweet Crude Oil Futures.

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

	Assets		Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(In thousands)
Derivative Instruments:
Current amounts
Commodity contracts	$22,375	$11,815	$11,774	$28,861
Noncurrent amounts
Commodity contracts	$9,947	$—	$5,391	$—
Total derivative instruments	$32,322	$11,815	$17,165	$28,861

Gains and losses on derivatives are reported in the consolidated statements of operations.

The following represents the Company’s reported gains (losses) on derivative instruments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Gain (loss) on derivative instruments:
Commodity derivative instruments	$12,194	$(3,684)	$29,315	$(3,288)
Total	$12,194	$(3,684)	$29,315	$(3,288)

Offsetting of Derivative Assets and Liabilities

The following table presents the Company’s gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments(a)	Net Asset (Liability)
	(In thousands)
June 30, 2017
Derivative instrument assets with right of offset or master netting agreements	$32,322	$(17,165)	$15,157
Derivative instrument liabilities with right of offset or master netting agreements	$(17,165)	$17,165	$—

December 31, 2016
Derivative instrument assets with right of offset or master netting agreements	$11,815	$(11,815)	$—
Derivative instrument liabilities with right of offset or master netting agreements	$(28,861)	$11,815	$(17,046)

(a)         The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

Credit-Risk Related Contingent Features in Derivatives

None of the Company’s derivative instruments contain credit-risk related contingent features. No amounts of collateral were posted by the Company related to net positions as of June 30, 2017 and December 31, 2016.

NOTE 5—FAIR VALUE MEASUREMENTS

The book values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The book value of the Company’s credit facilities approximate fair value as the interest rates are variable.  At June 30, 2017, the fair value of the Company's 6.625% senior notes was $732.4 million and the fair value of the Company's 5.25% senior notes was $455.6 million. If the Company recorded the 6.625% senior notes at fair value they would be Level 1 in our fair value hierarchy as they are traded in an active market with quoted prices for identical instruments. If the Company recorded the 5.25% senior notes at fair value they would be Level 2 in our fair value hierarchy as these notes have not been registered and do not trade in an active market. The fair value of derivative financial instruments is determined utilizing industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, contract terms and prices, credit risk adjustments, implied market volatility and discount factors.

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

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of June 30, 2017:
Commodity derivative instruments	$—	$15,157	$—	$15,157
Total	$—	$15,157	$—	$15,157

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of December 31, 2016:
Commodity derivative instruments	$—	$(17,046)	$—	$(17,046)
Total	$—	$(17,046)	$—	$(17,046)

Significant Level 2 assumptions used to measure the fair value of the commodity derivative instruments include implied volatility factors, appropriate risk adjusted discount rates, as well as other relevant data.

Reclassifications of fair value among Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. There were no transfers among Level 1, Level 2 or Level 3 during the six months ended June 30, 2017 and the year ended December 31, 2016.

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

NOTE 6—LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2017	December 31, 2016
	(In thousands)

Revolving credit facility	$58,000	$—
5.25% Senior notes	450,000	450,000
6.625% Senior notes	700,000	700,000
Less: Discount	(1,050)	(1,150)
Less: Debt issuance costs	(15,985)	(16,575)

Total long-term debt	$1,190,965	$1,132,275

Revolving Credit Facility

As of June 30, 2017, the borrowing base under the Company’s amended and restated credit agreement is $1.1 billion, with a Company-elected commitment of $900 million, and lender commitments of $2.5 billion. The maturity date of the Company’s revolving credit facility is December 19, 2021. The amount available to be borrowed under the revolving credit facility is subject to a borrowing base that is re-determined semiannually each May and November and depends on the volumes of proved oil and natural gas reserves and estimated cash flows from these reserves and commodity hedge positions.

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

The Company was in compliance with such covenants and ratios as of June 30, 2017.

Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Company has a choice of borrowing at a Eurodollar rate or at the adjusted base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the quotient of: (i) the LIBOR Rate; divided by (ii) a percentage equal to 100% minus the maximum rate on such date at which the Administrative Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 200 to 300 basis points, depending on the percentage of its borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s referenced rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of our borrowing base utilized, plus a commitment fee ranging from 37.5 basis points to 50 basis points charged on the undrawn commitment amount. As of June 30, 2017, we had $58.0 million in borrowings and $0.4 million of letters of credit outstanding under our revolving credit facility and $841.6 million of borrowing capacity.

Senior Notes Due 2025

On December 27, 2016, the Company closed on the issuance of $450.0 million of 5.25% senior unsecured notes at par through a private placement. The notes will mature on January 15, 2025. The notes are senior unsecured obligations that rank equally with all of our future senior indebtedness, are as a result of being unsecured effectively subordinated in rights to our assets constituting collateral held by all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including indebtedness under our revolving credit facility, and will rank senior to any future subordinated indebtedness of the Company. Interest on these notes is payable semi-annually on January 15 and July 15, commencing on July 15, 2017. On or after January 15, 2020, the Company may redeem some or all of the notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest, of 103.938% of principal, declining in twelve-month intervals to 100% in 2023 and thereafter. In addition, prior to January 15, 2020, on any one or more occasions, the Company may redeem all or part of the notes at a redemption price of 100% of the principal amount of the notes redeemed, plus an applicable make-whole premium along with accrued and unpaid interest.

The Company incurred approximately $6.4 million of debt issuance costs related to the 2016 note issuance, which are a reduction to “Long-term debt” on the Company’s consolidated balance sheets and will be amortized to interest expense, net, over the life of the notes using the effective interest method. In the event of changes in control of the Company whereby the notes are downgraded, each note holder will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The notes are guaranteed on a senior unsecured basis by each of our consolidated subsidiaries. The subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors are minor. RSP Inc. does not have independent assets or operations. The terms of the notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets. The Company was in compliance with the provisions of the indenture governing the senior unsecured notes as of June 30, 2017.

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

The Company incurred approximately $11.3 million of debt issuance costs related to the 2014 note issuance and $2.4 million related to the 2015 note issuance, which are a reduction to “Long-term debt” on the Company’s consolidated balance sheets and will be amortized to interest expense, net, over the life of the notes using the effective interest method. In the event of certain changes in control of the Company, each note holder will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The notes are guaranteed on a senior unsecured basis by each of our consolidated subsidiaries. The subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors are minor. RSP Inc. does not have independent assets or operations. The terms of the notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets. In June 2015, the Company exchanged $500.0 million of these notes for registered notes with the same terms. In March 2016, the Company exchanged an additional $200.0 million of these notes for registered notes with the same terms. The Company was in compliance with the provisions of the indenture governing the senior unsecured notes as of June 30, 2017.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is party to proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to any such proceedings or claims will not have a material adverse effect, individually or in the aggregate, on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future results of operations. The Company will continue to evaluate proceedings and claims involving the Company on a regular basis and will establish and adjust any reserves as appropriate to reflect its assessment of the then-current status of the matters.

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

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both June 30, 2017 and December 31, 2016, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

Contractual Obligations

The Company had no material changes in its contractual commitments and obligations from amounts listed under "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements and Sources of Liquidity - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 8—EQUITY-BASED COMPENSATION

Equity-based compensation expense, which was recorded in general and administrative expenses, was $4.4 million and $4.2 million for the three months ended June 30, 2017 and 2016, respectively. This equity-based compensation expense was $8.4 million and $7.3 million for the six months ended June 30, 2017 and 2016, respectively.

Restricted Stock Awards

In connection with the IPO, the Company adopted the RSP Permian, Inc. 2014 Long Term Incentive Plan (the “LTIP”) for the employees, consultants and directors of the Company and its affiliates who perform services for the Company.

Equity-based compensation expense for awards under the LTIP was $2.6 million and $2.2 million for the three months ended June 30, 2017 and 2016, respectively. This equity-based compensation expense was $5.0 million and $4.1 million for the six months ended June 30, 2017 and 2016, respectively.

The Company views restricted stock awards with graded vesting as single awards with an expected life equal to the average expected life and amortize the awards on a straight-line basis over the life of the awards.

The compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of June 30, 2017, the Company had unrecognized compensation expense of $17.9 million related to restricted stock awards which is expected to be recognized over a weighted average period of 1.8 years.

The following table represents restricted stock award activity for the six months ended June 30, 2017 and the twelve months ended December 31, 2016:

	2017		2016
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Restricted shares outstanding, beginning of period	656,895	$22.21	499,529	$25.99
Restricted shares granted	338,355	42.32	442,835	19.78
Restricted shares canceled	(3,381)	41.88	(13,551)	21.61
Restricted shares vested	(272,405)	23.34	(271,918)	25.22
Restricted shares outstanding, end of period	719,464	$31.14	656,895	$22.21

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

Equity-based compensation for these awards was $1.8 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively. This equity-based compensation expense was $3.4 million and $3.2 million for the six months ended June 30, 2017 and 2016, respectively.

The compensation expense for these performance based awards is based on a per share value using a Monte-Carlo simulation. The payout level is calculated based on actual total shareholder return performance achieved during the performance period compared to a defined peer group of comparable public companies. The unrecognized compensation expense related to these shares is approximately $13.1 million as of June 30, 2017 and is expected to be recognized over the next 1.8 years.

The following table represents performance-based restricted stock award activity for the six months ended June 30, 2017 and the twelve months ended December 31, 2016:

	2017		2016
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Restricted shares outstanding, beginning of period	747,874	$19.82	294,332	$31.41
Restricted shares granted	380,174	26.96	484,650	13.53
Restricted shares vested	(119,400)	$31.01	(31,108)	$31.39
Restricted shares outstanding, end of period	1,008,648	$21.19	747,874	$19.82

NOTE 9—EARNINGS PER SHARE

The Company’s basic earnings per share amounts have been computed using the two-class method based on the weighted-average number of shares of common stock outstanding for the period.  Because the Company recognized a net loss for the three and six months ended June 30, 2016, all unvested restricted share awards were excluded from diluted earnings per share calculations for this period as they would be antidilutive.  A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Numerator:
Net income (loss) available to stockholders	$31,090	$(9,801)
Basic net income allocable to participating securities (1)	155	—
Income (loss) available to stockholders	$30,935	$(9,801)

Denominator:
Weighted average number of common shares outstanding - basic	156,856	100,189
Effect of dilutive securities:
Restricted stock	971	—
Weighted average number of common shares outstanding - diluted	157,827	100,189

Net income (loss) per share:
Basic	$0.20	$(0.10)
Diluted	$0.20	$(0.10)

(1)    Restricted share awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Numerator:
Net income (loss) available to stockholders	$70,024	$(27,218)
Basic net income allocable to participating securities (1)	350	—
Income (loss) available to stockholders	$69,674	$(27,218)

Denominator:
Weighted average number of common shares outstanding - basic	151,455	100,125
Effect of dilutive securities:
Restricted stock	988	—
Weighted average number of common shares outstanding - diluted	152,443	100,125

Net income (loss) per share:
Basic	$0.46	$(0.27)
Diluted	$0.46	$(0.27)

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

Overview and Outlook

Our financial and operating performance and significant events in the first six months of 2017 include the following highlights:

•	Increased our average daily production rate by 106% for the second quarter of 2017 as compared to the same period in 2016, and by 20% as compared to the first quarter of 2017.

•	Participated in drilling 35 horizontal wells (22 operated) and completed 31 horizontal wells (18 operated) during the second quarter of 2017.

•
In March 2017, closed on the previously-announced SHEP II acquisition for an aggregate purchase price of approximately $646 million of cash and 16.0 million shares of RSP Inc. common stock in aggregate. The cash portion of the purchase price was funded with cash on hand.

•	Acquired approximately $32.0 million of additional oil and gas properties.

•	Acquired water infrastructure assets which service Delaware Basin properties for an aggregate purchase price of $18.8 million.

Our average daily production rate during the second quarter of 2017 was 54,341 Boe/d, a 106% increase from our second quarter 2016 average daily production of 26,407 Boe/d, and a 20% increase from our first quarter 2017 average daily production of 45,189 Boe/d. Oil production was 72% of total production on a volumetric basis and 88% of our total revenues in the second quarter of 2017.

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

2017 Capital Budget

Our board of directors approved a capital budget for drilling, completion, and infrastructure for 2017 of approximately $625 to $700 million which anticipates increasing our operated horizontal rig count from five in early 2017 to eight by the end of the year. We continuously monitor commodity prices, our cash flow and returns to determine adjustments to our capital budget. We intend to allocate our 2017 capital budget approximately as follows:

•$575 to $625 million for drilling and completion activities; approximately 10% of which is non-operated drilling and completion activities; and
•$50 to $75 million for infrastructure and other expenditures.

During the first six months of 2017, we spent approximately $279.2 million on drilling and completion activities and $16.0 million on infrastructure and other expenditures.

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

Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Oil, NGLs and Natural Gas Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended June 30,
	2017	2016	Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$160,395	$74,799	$85,596	114%
Natural gas sales	9,859	2,537	7,322	289%
NGL sales	12,846	4,149	8,697	210%
Total revenues	$183,100	$81,485	$101,615	125%
Average sales prices:
Oil (per Bbl) (excluding impact of cash settled derivatives)	$45.48	$42.50	$2.98	7%
Oil (per Bbl) (after impact of cash settled derivatives)	45.27	43.05	2.22	5%
Natural gas (per Mcf) (excluding impact of cash settled derivatives)	2.70	1.47	1.23	84%
Natural gas (per Mcf) (after impact of cash settled derivatives)	2.70	1.47	1.23	84%
NGLs (per Bbl)	15.88	11.69	4.19	36%
Total (per Boe) (excluding impact of cash settled derivatives)	$37.03	$33.91	$3.12	9%
Total (per Boe) (after impact of cash settled derivatives)	$36.88	$34.32	$2.56	7%
Production:
Oil (MBbls)	3,527	1,760	1,767	100%
Natural gas (MMcf)	3,651	1,725	1,926	112%
NGLs (MBbls)	809	355	454	128%
Total (MBoe)	4,945	2,403	2,542	106%
Average daily production volume:
Total (Boe/d)	54,341	26,407	27,934	106%

The following table shows the relationship between our average realized oil price as a percentage of the average NYMEX price and the relationship between our average realized natural gas price as a percentage of the average NYMEX price for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues. The NYMEX WTI futures price is a widely-used benchmark in the pricing of domestic and imported oil in the United States. The actual prices realized from the sale of oil differ from the quoted NYMEX WTI price as a result of quality and location differentials. For example, the prices we realize on the oil we produce are affected by the ability to transport crude oil to the transportation hubs or refineries. The NYMEX Henry Hub price of natural gas is a widely-used benchmark for the pricing of natural gas in the United States. Similar to oil, the actual prices realized from the sale of natural gas differ from the quoted NYMEX Henry Hub price as a result of quality and location differentials. For example, depending on pricing, liquids‑rich natural gas with a high Btu content may sell at a premium to low Btu content dry natural gas because it yields a greater quantity of NGLs. Location differentials to NYMEX Henry Hub prices result from variances in transportation costs based on the natural gas’ proximity to the major consuming markets to which it is ultimately delivered. Also affecting the differential is the processing fee deduction retained by the natural gas processing plant generally in the form of percentage of proceeds.

	Three Months Ended June 30,
	2017	2016
Average realized oil price ($/Bbl)	$45.48	$42.50
Average NYMEX ($/Bbl)	48.28	45.59
Differential to NYMEX	(2.80)	(3.09)
Average realized oil price to NYMEX percentage	94%	93%

Average realized natural gas price ($/Mcf)	$2.70	$1.47
Average NYMEX ($/Mcf)	3.19	1.95
Differential to NYMEX	(0.49)	(0.48)
Average realized natural gas price to NYMEX percentage	85%	75%

Average realized NGL price ($/Bbl)	$15.88	$11.69
Average NYMEX oil price ($/Bbl)	48.28	45.59
Average realized NGL price to NYMEX oil price percentage	33%	26%

All of our oil contracts are impacted by the Midland-Cushing differential, which was a negative $0.83 and a negative $0.17 per Bbl for the second quarters of 2017 and 2016, respectively.

Oil revenues increased 114% to $160.4 million for the three months ended June 30, 2017 from $74.8 million for the applicable 2016 period as a result of an increase in oil production volumes of 1,767 MBbls, or 100% and a $2.98 per Bbl increase, or 7%, in our average realized price for oil.

Natural gas revenues increased 289% to $9.9 million for the three months ended June 30, 2017 from $2.5 million for the applicable 2016 period as a result of an increase in natural gas production volumes of 1,926 MMcf, or 112% and an increase of $1.23 per Mcf, or 84% in our average realized natural gas price.

NGL revenues increased 210% to $12.8 million for the three months ended June 30, 2017 from $4.1 million for the applicable 2016 period as a result of a $4.19 per Bbl increase, or 36%, in our average realized NGL price and an increase in NGL production volumes of 454 MBbls, or 128%.

Our higher production volumes for all products were primarily a result of increased production from our drilling program, along with the impact of our acquisitions that closed in 2016 and 2017.

Operating Expenses. The following table summarizes our expenses for the periods indicated:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$28,892	$14,094	$14,798	105%
Production and ad valorem taxes	10,142	4,960	5,182	104%
Depreciation, depletion and amortization	68,104	47,296	20,808	44%
Asset retirement obligation accretion	150	123	27	22%
Impairment of unproved properties	5,312	3,177	2,135	67%
Exploration expenses	2,869	405	2,464	NM
General and administrative expenses	12,343	9,135	3,208	35%
Acquisition costs	401	—	401	100%
Total operating expenses	$128,213	$79,190	$49,023	62%
Expenses per Boe:
Lease operating expenses (excluding gathering and transportation)	$4.72	$5.37	$(0.65)	(12)%
Gathering and transportation	1.12	0.49	0.63	129%
Production and ad valorem taxes	2.05	2.06	(0.01)	—%
Depreciation, depletion and amortization	13.77	19.68	(5.91)	(30)%
Asset retirement obligation accretion	0.03	0.05	(0.02)	(40)%
Impairment	1.07	1.32	(0.25)	(19)%
Exploration expenses	0.58	0.17	0.41	NM
General and administrative - cash component	1.60	2.06	(0.46)	(22)%
General and administrative - stock comp (1)	0.90	1.46	(0.56)	(38)%
General and administrative - non-recurring stock comp (2)	—	0.28	(0.28)	(100)%
Acquisition costs	0.08	—	0.08	100%
Total operating expenses per Boe	$25.92	$32.94	$(7.02)	(21)%
(1) Represents non-cash compensation expense related to restricted stock awards and performance share awards granted as part of the Company's ongoing compensation and retention program.
(2) Represents a compensation charge associated with the retirement of an officer of the Company.

Lease Operating Expenses.  Lease operating expenses increased to $28.9 million for the three months ended June 30, 2017 from $14.1 million for the applicable 2016 period due to a 106% increase in production. On a per-Boe basis, lease operating expense, excluding gathering and transportation costs, decreased 12% from $5.37 per Boe in 2016 to $4.72 per Boe in 2017. The decrease on a per-Boe basis was primarily attributable to increased operating efficiencies in the Midland Basin. Gathering and transportation costs, which are included in lease operating expenses, were $5.6 million for the three months ended June 30, 2017 and $1.2 million for the 2016 period. On a per-Boe basis, during the 2017 period our gathering and transportation costs increased 129% to $1.12 per Boe for the three months ended June 30, 2017 compared to the 2016 period. The increase in our gathering and transportation costs related to higher fee arrangements on midstream services for our recently acquired Silver Hill properties.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased 104% to $10.1 million for the three months ended June 30, 2017 from $5.0 million for the applicable 2016 period primarily due to higher production volumes and revenues in the 2017 period, and remained flat on a per-Boe basis for the three months ended June 30, 2017 as compared to the 2016 period.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased 44% to $68.1 million for the three months ended June 30, 2017 from $47.3 million for the applicable 2016 period mainly due to increased production.  The DD&A rate decreased 30% to $13.77 per Boe for the three months ended June 30, 2017 from $19.68 per Boe for the applicable 2016 period. The decrease in depletion per Boe in 2017 was due to an increase in our reserve volumes over the last year from acquisitions as well as successful drilling activities, somewhat offset by an increase in capitalized costs in proved property over the last year from these same activities.

Impairment of Unproved Properties. We incurred $5.3 million and $3.2 million of impairment expense on our unproved property for the three months ended June 30, 2017 and 2016, respectively. These impairments related to upcoming acreage lease expirations that the Company does not intend to extend or develop, along with certain leasehold interests that may expire or could be disposed of in the future. We may incur additional unproved property impairments in the future due to acreage expirations and changes in development plans. We may incur proved property impairments in the future if commodity prices experience sustained declines and remain low. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and gas prices, estimates of proved reserves and future capital expenditures and production costs.

Exploration Expenses. Exploration expense increased from $0.4 million for the three months ended June 30, 2016 to $2.9 million for the applicable 2017 period due to an increase in expenditures on geological and geophysical activity in 2017. The activity in 2017 primarily relates to seismic projects on recently acquired acreage in the Delaware Basin.

General and Administrative Expenses. General and administrative expenses increased to $12.3 million for the three months ended June 30, 2017, from $9.1 million for the applicable 2016 period primarily due to increases in employee headcount and related expense including equity-based compensation. Equity-based compensation expense, which was recorded in general and administrative expenses, was $4.4 million for the three months ended June 30, 2017 and $4.2 million for the applicable 2016 period.

Other Income and Expenses. The following table summarizes our other income and expenses:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Other income, net	$589	$104	$485	466%
Net gain (loss) on derivative instruments	12,194	(3,684)	15,878	431%
Interest expense	(19,508)	(12,954)	(6,554)	51%
Total other income (expense)	$(6,725)	$(16,534)	$9,809	(59)%

Other Income. Other income was minimal for both the three months ended June 30, 2017 and 2016.

Net Gain (Loss) on Derivative Instruments. During the three months ended June 30, 2017, we recorded a $12.2 million net gain on derivative instruments as compared to a $3.7 million net loss in the applicable 2016 period. The change was a result of expiring contracts on derivative positions over the last year and the higher future commodity price outlook as of June 30, 2017 as compared to June 30, 2016.

Interest Expense. During the three months ended June 30, 2017, we recorded $19.5 million of interest expense as compared to $13.0 million in the applicable 2016 period. Interest expense was higher than the prior-year period as a result of the issuance of additional senior notes in December 2016 and increased borrowings under our revolving credit facility compared to the applicable 2016 period.

Income Tax (Expense) Benefit. During the three months ended June 30, 2017, we recorded $17.1 million of income tax expense compared to $4.4 million of income tax benefit in the applicable 2016 period. The increase is largely related to a pretax book income during the three months ended June 30, 2017, compared to a pretax book loss during the three months ended June 30, 2016.

Results of Operations

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Oil, NGLs and Natural Gas Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Six Months Ended June 30,
	2017	2016	Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$312,032	$126,490	$185,542	147%
Natural gas sales	17,237	4,940	12,297	249%
NGL sales	23,762	5,871	17,891	305%
Total revenues	$353,031	$137,301	$215,730	157%
Average sales prices:
Oil (per Bbl) (excluding impact of cash settled derivatives)	$47.57	$36.53	$11.04	30%
Oil (per Bbl) (after impact of cash settled derivatives)	47.00	37.37	9.63	26%
Natural gas (per Mcf) (excluding impact of cash settled derivatives)	2.62	1.55	1.07	69%
Natural gas (per Mcf) (after impact of cash settled derivatives)	2.65	1.55	1.10	71%
NGLs (per Bbl)	17.54	9.07	8.47	93%
Total (per Boe) (excluding impact of cash settled derivatives)	$39.18	$29.58	$9.60	32%
Total (per Boe) (after impact of cash settled derivatives)	$38.79	$30.21	$8.58	28%
Production:
Oil (MBbls)	6,559	3,463	3,096	89%
Natural gas (MMcf)	6,577	3,190	3,387	106%
NGLs (MBbls)	1,355	647	708	109%
Total (MBoe)	9,010	4,642	4,368	94%
Average daily production volume:
Total (Boe/d)	49,779	25,505	24,274	95%

The following table shows the relationship between our average realized oil price as a percentage of the average NYMEX price and the relationship between our average realized natural gas price as a percentage of the average NYMEX price for the periods indicated. Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues. The NYMEX WTI futures price is a widely-used benchmark in the pricing of domestic and imported oil in the United States. The actual prices realized from the sale of oil differ from the quoted NYMEX WTI price as a result of quality and location differentials. For example, the prices we realize on the oil we produce are affected by the ability to transport crude oil to the transportation hubs or refineries. The NYMEX Henry Hub price of natural gas is a widely-used benchmark for the pricing of natural gas in the United States. Similar to oil, the actual prices realized from the sale of natural gas differ from the quoted NYMEX Henry Hub price as a result of quality and location differentials. For example, depending on pricing, liquids‑rich natural gas with a high Btu content may sell at a premium to low Btu content dry natural gas because it yields a greater quantity of NGLs. Location differentials to NYMEX Henry Hub prices result from variances in transportation costs based on the natural gas’ proximity to the major consuming markets to which it is ultimately delivered. Also affecting the differential is the processing fee deduction retained by the natural gas processing plant generally in the form of percentage of proceeds.

	Six Months Ended June 30,
	2017	2016
Average realized oil price ($/Bbl)	$47.57	$36.53
Average NYMEX ($/Bbl)	50.10	39.52
Differential to NYMEX	(2.53)	(2.99)
Average realized oil price to NYMEX percentage	95%	92%

Average realized natural gas price ($/Mcf)	$2.62	$1.55
Average NYMEX ($/Mcf)	3.25	2.02
Differential to NYMEX	(0.63)	(0.47)
Average realized natural gas price to NYMEX percentage	81%	77%

Average realized NGL price ($/Bbl)	$17.54	$9.07
Average NYMEX oil price ($/Bbl)	50.10	39.52
Average realized NGL price to NYMEX oil price percentage	35%	23%

All of our oil contracts are impacted by the Midland-Cushing differential, which was a negative $0.09 and a negative $0.01 per Bbl for the six months ended June 30, 2017 and 2016, respectively.

Oil revenues increased 147% to $312.0 million for the six months ended June 30, 2017 from $126.5 million for the applicable 2016 period as a result of an increase in oil production volumes of 3,096 MBbls, or 89% and a $11.04 per Bbl increase, or 30%, in our average realized price for oil.

Natural gas revenues increased 249% to $17.2 million for the six months ended June 30, 2017 from $4.9 million for the applicable 2016 period as a result of a 106% increase in natural gas production volumes of 3,387 MMcf and a 69%, or $1.07 per Mcf increase in our average realized price for natural gas.

NGL revenues increased 305% to $23.8 million for the six months ended June 30, 2017 from $5.9 million for the applicable 2016 period as a result of a $8.47 per Bbl increase, or 93%, in our average realized NGL price and an increase in NGL production volumes of 708 MBbls, or 109%.

Our higher production volumes for all products were primarily a result of increased production from our drilling program, along with the impact of our acquisitions that closed in 2016 and 2017.

Operating Expenses. The following table summarizes our expenses for the periods indicated:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$54,303	$27,185	$27,118	100%
Production and ad valorem taxes	19,611	9,113	10,498	115%
Depreciation, depletion and amortization	129,144	91,855	37,289	41%
Asset retirement obligation accretion	303	236	67	28%
Impairment of unproved properties	5,437	3,350	2,087	62%
Exploration expenses	5,449	469	4,980	NM
General and administrative expenses	24,055	17,140	6,915	40%
Acquisition costs	4,453	—	4,453	100%
Total operating expenses	$242,755	$149,348	$93,407	63%
Expenses per Boe:
Lease operating expenses (excluding gathering and transportation)	$5.03	$5.45	(0.42)	(8)%
Gathering and transportation	1.00	0.40	0.60	150%
Production and ad valorem taxes	2.18	1.96	0.22	11%
Depreciation, depletion and amortization	14.33	19.79	(5.46)	(28)%
Asset retirement obligation accretion	0.03	0.05	(0.02)	(40)%
Impairment	0.60	0.72	(0.12)	(17)%
Exploration expenses	0.60	0.10	0.50	NM
General and administrative - cash component	1.74	2.12	(0.38)	(18)%
General and administrative - stock comp (1)	0.93	1.42	(0.49)	(35)%
General and administrative - non-recurring stock comp (2)	—	0.15	(0.15)	(100)%
Acquisition costs	0.49	—	0.49	100%
Total operating expenses per Boe	$26.93	$32.16	$(5.23)	(16)%
(1) Represents non-cash compensation expense related to restricted stock awards and performance share awards granted as part of the Company's ongoing compensation and retention program.
(2) Represents a compensation charge associated with the retirement of an officer of the Company.

Lease Operating Expenses.  Lease operating expenses increased to $54.3 million for the six months ended June 30, 2017 from $27.2 million for the applicable 2016 period due to a 94% increase in production. On a per-Boe basis, lease operating expense, excluding gathering and transportation costs, decreased 8% from $5.45 per Boe in 2016 to $5.03 per Boe in 2017. Gathering and transportation costs, which are included in lease operating expenses, were $9.0 million for the six months ended June 30, 2017 and $1.9 million for the 2016 period. On a per-Boe basis, our gathering and transportation costs increased 150% to $1.00 per Boe for the six months ended June 30, 2017 compared to the 2016 period. The increase in our gathering and transportation costs is primarily related to higher fee arrangements on midstream services for our recently acquired Silver Hill properties.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased 115% to $19.6 million for the six months ended June 30, 2017 from $9.1 million for 2016 primarily due to higher production volumes and revenues in the 2017 period, and increased 11% on a per-Boe basis to $2.18 per Boe for the six months ended June 30, 2017 due to higher revenues per Boe.

Depreciation, Depletion and Amortization. DD&A expense increased 41% to $129.1 million for the six months ended June 30, 2017 from $91.9 million for the 2016 period mainly due to increased production.  The DD&A rate decreased 28% to $14.33 per Boe for the six months ended June 30, 2017 from $19.79 per Boe for the applicable 2016 period. The decrease in depletion per Boe in 2017 was due to an increase in our reserve volumes over the last year from acquisitions as well as successful drilling activities, somewhat offset by an increase in capitalized costs in proved property over the last year from these same activities.

Impairment of Unproved Properties. We incurred $5.4 million and $3.4 million of impairment expense on our unproved property for the six months ended June 30, 2017 and 2016, respectively. These impairments related to upcoming acreage lease expirations that the Company does not intend to extend or develop, along with certain leasehold interests that may expire or could be disposed of in the future. We may incur additional unproved property impairments in the future due to acreage expirations and changes in development plans. We may incur proved property impairments in the future if commodity prices experience sustained declines and remain low. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and gas prices, estimates of proved reserves and future capital expenditures and production costs.

Exploration Expenses. Exploration expense increased from $0.5 million for the six months ended June 30, 2017 to $5.4 million for the applicable 2017 period due to an increase in expenditures on geological and geophysical activity in 2017. The activity primarily relates to seismic projects on recently acquired acreage in the Delaware Basin.

General and Administrative Expenses. General and administrative expenses increased to $24.1 million for the six months ended June 30, 2017, from $17.1 million for the applicable 2016 period primarily due to increases in employee headcount and related expense including equity-based compensation. Equity-based compensation expense, which was recorded in general and administrative expenses, was $8.4 million for the six months ended June 30, 2017 and $7.3 million for the applicable 2016 period.

Other Income and Expenses. The following table summarizes our other income and expenses:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Other income, net	$1,309	$277	$1,032	373%
Net gain (loss) on derivative instruments	29,315	(3,288)	32,603	NM
Interest expense	(38,732)	(25,895)	(12,837)	50%
Total other (expense)	$(8,108)	$(28,906)	$20,798	(72)%

Other Income. Other income was minimal for both the six months ended June 30, 2017 and 2016.

Net Gain (Loss) on Derivative Instruments. During the six months ended June 30, 2017, we recorded a $29.3 million net gain on derivative instruments as compared to a $3.3 million net loss in the applicable 2016 period. The change was a result of expiring contracts on derivative positions over the last year and the future commodity price outlook as of June 30, 2017 as compared to June 30, 2016.

Interest Expense. During the six months ended June 30, 2017, we recorded $38.7 million of interest expense as compared to $25.9 million in the applicable 2016 period. Interest expense was higher than the prior-year period as a result of the issuance of additional senior notes in December 2016 and increased borrowings under our revolving credit facility compared to the applicable 2016 period.

Income Tax (Expense) Benefit. During the six months ended June 30, 2017, we recorded $32.1 million of income tax expense compared to $13.7 million of income tax benefit in the applicable 2016 period. The increase is largely related to a pretax book income during the six months ended June 30, 2017, compared to a pretax book loss during the six months ended June 30, 2016

Capital Requirements and Sources of Liquidity

The Company’s primary sources of liquidity have been proceeds from equity offerings, borrowings under our revolving credit facility, proceeds from the issuance of senior notes, and cash flows from operations. To date, the Company’s primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties. At June 30, 2017, we had $58.0 million of borrowings outstanding under our revolving credit facility and our borrowing base was $1.1 billion with a Company-elected commitment of $900 million.

During the second quarter of 2017, we spent approximately $168.7 million on drilling and completion activities, $10.9 million of infrastructure and other expenditures, and $15.5 million on oil and natural gas property acquisitions. In the first six months of 2017, we spent approximately $279.2 million on drilling and completion activities, $16.0 million on infrastructure and other expenditures, and $679.3 million on oil and natural gas property acquisitions.

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

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and available borrowings under our revolving credit facility to execute our current capital program excluding any acquisitions we may consummate. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, our ability to integrate our current acquisitions, and additional capital expenditures may be required to more fully develop our properties. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through borrowings under our revolving credit facility, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. We cannot be assured that needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling program, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.

Working Capital

Our working capital, which we define as current assets minus current liabilities, was a negative $9.8 million and positive $668.0 million at June 30, 2017 and December 31, 2016, respectively. The significant working capital balance at December 31, 2016 related to cash raised in capital market transactions to fund the SHEP II transaction which closed in March 2017. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $33.8 million and $690.8 million at June 30, 2017 and December 31, 2016, respectively. Due to the amounts that accrue related to our drilling program, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our revolving credit facility will be sufficient to fund our working capital needs excluding any acquisitions we may consummate. We expect that our pace of development, production volumes, commodity prices, acquisition integrations and differentials to NYMEX prices for our oil, NGL and natural gas production will be the largest variables affecting our working capital.

Contractual Obligations

We had no material changes in our contractual commitments and obligations from amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements and Sources of Liquidity - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$227,841	$65,449
Net cash used in investing activities	(934,342)	(172,727)
Net cash provided by (used in) financing activities	49,500	(2,608)

Net cash provided by operating activities was approximately $227.8 million and $65.4 million for the six months ended June 30, 2017 and 2016, respectively. The increase in net cash provided by operating activities for the six months ended June 30, 2017, as compared to the 2016 period, was primarily a result of increased production from our drilling program, increased realized pricing for all our products along with the impact of our SHEP I and SHEP II acquisitions that closed in 2016 and 2017, respectively.

Net cash used in investing activities was approximately $934.3 million and $172.7 million for the six months ended June 30, 2017 and 2016, respectively. The increase in cash used in investing activities was primarily due to the cash portion of the purchase price associated with the SHEP II acquisition in the 2017 period.

Net cash provided by (used in) financing activities was $49.5 million and a negative $2.6 million for the three months ended June 30, 2017 and 2016, respectively. The increase in cash provided is primarily due to borrowings under our revolving credit facility to fund a portion of our drilling activity and acquisitions in the 2017 period.

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

The amount available to be borrowed under our revolving credit facility is subject to a borrowing base that is redetermined semiannually each May and November and depends on the volumes of our proved oil and natural gas reserves, estimated cash flows from these reserves and our commodity hedge positions. As of June 30, 2017 we had $58.0 million of borrowings and $0.4 million of letters of credit outstanding under our revolving credit facility and $841.6 million of borrowing capacity. In the event of any future offerings of senior unsecured notes issued or guaranteed by RSP LLC, the borrowing base under our revolving credit facility will be automatically reduced by an amount equal to 0.25 multiplied by the aggregate principal amount of notes issued or guaranteed on the date of such issuance.
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

We were in compliance with such covenants and ratios as of June 30, 2017.

Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Company has a choice of borrowing at a Eurodollar rate or at the adjusted base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the quotient of: (i) the LIBOR Rate; divided by (ii) a percentage equal to 100% minus the maximum rate on such date at which the Administrative Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 200 to 300 basis points, depending on the percentage of its borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s referenced rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of our borrowing base utilized, plus a commitment fee ranging from 37.5 basis points to 50 basis points charged on the undrawn commitment amount. At June 30, 2017, the prime borrowing rate of interest under the Company’s revolving credit facility was 4.25%.

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

The fair value of our derivative contracts as of June 30, 2017 was a net asset of $15.2 million. For information regarding the terms of these hedges and open positions, see Note 4 of Notes to Consolidated Financial Statements included in “Part I, Item 1. Financial Statements.”

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

Interest Rate Risk

At June 30, 2017, we had $58.0 million in borrowings outstanding that are subject to interest rate risk. We currently do not engage in any interest rate hedging activity.
Item 4.         Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s repurchase of our common stock during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
April 1, 2017 - April 30, 2017	154	$40.64	—	$—
May 1, 2017 - May 31, 2017	1,861	$37.39	—	$—
June 1, 2017 - June 30, 2017	1,913	$36.30	—	$—
Total	3,928	$36.99	—	$—

(1) These shares were withheld from employees to satisfy statutory tax withholding obligations arising upon the vesting of restricted shares under the LTIP.

Item 6.  Exhibits.

See Exhibit Index on page 40 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSP PERMIAN, INC.

By:	/s/ Scott McNeill
Scott McNeill
Chief Financial Officer and Director
(Principal Financial Officer)
Date:	August 7, 2017

By:	/s/ Uma L. Datla
Uma L. Datla
Chief Accounting Officer
(Principal Accounting Officer)
Date:	August 7, 2017

EXHIBIT INDEX

Exhibit No.	Description
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

4.12
Registration Rights Agreement, dated as of March 1, 2017, by and between the Company and Silver Hill Energy Partners II, LLC (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the SEC on October 13, 2016).

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