Form 10-Q
period 2017-09-30
RSP Permian, Inc.
filed 2017-11-06
CIK 1588216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The registrant had 158,599,281 shares of common stock outstanding at November 3, 2017.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “will,” “may,” “should,” “would,” “could” or other similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. We cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important known factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the actual and expected volatility of commodity prices, product supply and demand, competition, access to and cost of capital, uncertainties about estimates of reserves and resource potential and the ability to add proved reserves in the future, the ability to assimilate acquisitions into our operations, the assumptions underlying production forecasts, the quality of technical data, environmental and weather risks, including the possible impacts of climate change, the ability to obtain environmental and other permits and the timing thereof, government regulation or action, the costs and results of drilling and operations, the availability of equipment, services, resources and personnel required to complete our operating activities, access to and availability of transportation, processing and refining facilities, the financial strength of counterparties to our credit facility and derivative contracts and the purchasers of our production and service providers to us, and acts of war or terrorism. For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the SEC.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.
 RSP PERMIAN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,474	$690,776
Accounts receivable	107,574	73,671
Derivative instruments	14,742	11,815
Total current assets	168,790	776,262
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method	6,671,155	4,645,781
Accumulated depletion	(717,958)	(554,419)
Total oil and natural gas properties, net	5,953,197	4,091,362
Other property and equipment, net	57,037	38,273
Total property, plant and equipment	6,010,234	4,129,635
OTHER LONG-TERM ASSETS
Derivative instruments	5,361	—
Restricted cash	—	152
Other long-term assets	52,450	90,378
Total other long-term assets	57,811	90,530
TOTAL ASSETS	$6,236,835	$4,996,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$52,769	$14,074
Accrued expenses	98,372	53,192
Interest payable	29,403	12,142
Derivative instruments	19,719	28,861
Total current liabilities	200,263	108,269
LONG-TERM LIABILITIES
Other long-term liabilities	12,955	15,916
Derivative instruments	4,169	—
Long-term debt	1,478,500	1,132,275
Deferred taxes	363,764	322,655
Total long-term liabilities	1,859,388	1,470,846
Total liabilities	2,059,651	1,579,115
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 300,000,000 shares authorized, 158,576,333 shares issued and outstanding at September 30, 2017; 141,923,591 shares issued and outstanding at December 31, 2016	1,586	1,419
Additional paid-in capital	4,124,271	3,455,916
Accumulated earnings (deficit)	51,327	(40,023)
Total stockholders’ equity	4,177,184	3,417,312
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,236,835	$4,996,427

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Oil sales	$174,624	$84,722	$486,656	$211,212
Natural gas sales	9,661	3,901	26,898	8,841
NGL sales	17,369	4,998	41,131	10,869
Total revenues	201,654	93,621	554,685	230,922
OPERATING EXPENSES
Lease operating expenses	33,385	14,174	87,688	41,359
Production and ad valorem taxes	13,281	5,872	32,892	14,985
Depreciation, depletion and amortization	73,408	50,022	202,552	141,877
Asset retirement obligation accretion	151	118	454	354
Impairment of unproved properties	705	971	6,142	4,322
Exploration expenses	1,497	359	6,946	828
General and administrative expenses	12,120	8,857	36,175	25,997
Acquisition costs	30	—	4,483	—
Total operating expenses	134,577	80,373	377,332	229,722
OPERATING INCOME	67,077	13,248	177,353	1,200
OTHER INCOME (EXPENSE)
Other income, net	1,106	310	2,415	587
Net gain (loss) on derivative instruments	(21,626)	(2,934)	7,689	(6,222)
Interest expense	(21,553)	(13,146)	(60,285)	(39,041)
Total other income (expense)	(42,073)	(15,770)	(50,181)	(44,676)
INCOME (LOSS) BEFORE TAXES	25,004	(2,522)	127,172	(43,476)
INCOME TAX (EXPENSE) BENEFIT	(3,678)	3,507	(35,822)	17,242
NET INCOME (LOSS)	$21,326	$985	$91,350	$(26,234)

Income (loss) per common share:
Basic	$0.14	$0.01	$0.59	$(0.26)
Diluted	$0.14	$0.01	$0.59	$(0.26)
Weighted average shares outstanding:
Basic	156,864	100,234	153,258	100,161
Diluted	157,837	100,234	154,278	100,161

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
 (In thousands)

	Issued Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity

BALANCE AT DECEMBER 31, 2016	141,924	$1,419	$3,455,916	$(40,023)	$3,417,312

Shares of common stock issued for acquisition	16,020	160	663,694	—	663,854

Equity issuance costs	—	—	(349)	—	(349)

Repurchase and retirement of common stock	(190)	(1)	(7,710)	—	(7,711)

Equity-based compensation	824	8	12,720	—	12,728

Net income	—	—	—	91,350	91,350

BALANCE AT SEPTEMBER 30, 2017	158,578	$1,586	$4,124,271	$51,327	$4,177,184

The accompanying notes are an integral part of these consolidated financial statements.

RSP PERMIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$91,350	$(26,234)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	202,552	141,877
Asset retirement obligation accretion	454	354
Impairment of unproved properties	6,142	4,322
Equity-based compensation	12,728	10,549
Amortization of loan fees	3,106	1,969
Deferred income taxes	41,110	(9,873)
Other	(413)	230
Net (gain) loss on derivative instruments	(7,689)	6,222
Net cash (payments) receipts from settled derivatives	(5,770)	9,963
Changes in operating assets and liabilities:
Accounts receivable	(33,903)	(29,719)
Other assets	(21,080)	9,225
Accounts payable	38,893	(13,117)
Accrued expenses	141	2,424
Interest payable	17,261	11,573
Net cash provided by operating activities	344,882	119,765
CASH FLOWS FROM INVESTING ACTIVITIES
Development of oil and natural gas properties	(448,408)	(207,437)
Acquisitions of oil and natural gas properties	(856,234)	(62,430)
Acquisition deposit held in escrow	(1,812)	—
Acquisition of infrastructure assets	(19,156)	(1,750)
Proceeds from sale of assets	1,527	—
Other	(1,497)	(800)
Net cash used in investing activities	(1,325,580)	(272,417)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred loan costs	(544)	—
Borrowings under long-term debt	345,000	35,000
Payments of equity issuance costs	(349)	—
Repurchase and retirement of common stock	(7,711)	(2,713)
Net cash provided by financing activities	336,396	32,287
NET CHANGE IN CASH	(644,302)	(120,365)
CASH AT BEGINNING OF PERIOD	690,776	142,741
CASH AT END OF PERIOD	$46,474	$22,376
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$39,919	$25,463
Cash paid for taxes	$—	$2,000
NON-CASH ACTIVITIES
Asset retirement obligation acquired	$822	$342
Change in accrued capital expenditures	$39,787	$(7,918)
Common stock issued for oil and gas properties	$663,854	$—
Release of deposit held in escrow for oil and gas properties	$64,122	$—

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

Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2017 in preparing its consolidated financial statements. The Company determined there were no events, other than as described below, that required disclosure or recognition in these financial statements.

On October 19, 2017, the Company entered into a first amendment to our credit agreement, which, (a) increased the borrowing base to $1.5 billion from $1.1 billion, (b) maintained our elected commitment at $900 million and (c) decreased the applicable margins for interest rates applicable to amounts outstanding under the revolving credit facility from a range of 200 to 300 basis points above the applicable reference rate for Eurodollar loans and 100 to 200 basis points above the applicable reference rate for alternate base rate loans to ranges of 150 to 250 basis points for Eurodollar loans and 50 to 150 basis points for alternate base rate loans.

In November 2017, the Company exchanged $450.0 million of the 5.25% senior unsecured notes for registered notes with the same terms.

During the fourth quarter of 2017, the Company has entered into derivative contracts covering 2.7 million barrels of crude oil production beginning in the first quarter of 2018 through the fourth quarter of 2018, and now has derivative contracts covering 9.4 million barrels of 2018 oil volumes. See Note 4 for a summary of derivative positions entered into subsequent to September 30, 2017.

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

Accounts Receivable

	As of September 30, 2017	As of December 31, 2016
	(In thousands)
Sale of oil, natural gas liquids and natural gas	$89,910	$54,422
Joint interest owners	17,628	16,681
Federal income tax receivable	36	2,568
Total accounts receivable	$107,574	$73,671

Accounts receivable, which are primarily from the sale of oil, NGLs and natural gas, are accrued based on estimates of the volumetric sales and prices the Company believes it will receive. In addition, settled but uncollected derivative contracts, receivables related to joint interest billings and income tax receivables are included in accounts receivable. The Company routinely reviews outstanding balances, assesses the financial strength of its customers and records a reserve for amounts not expected to be fully recovered. The need for an allowance is determined based upon reviews of individual accounts, historical losses, existing economic conditions and other pertinent factors. Bad debt expense was zero for each of the three and nine months ended September 30, 2017 and 2016, respectively.

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

Capitalized acquisition costs attributable to proved oil and natural gas properties and leasehold costs are depleted on a field level, based on proved reserves, using the unit-of-production method. Capitalized exploration well costs and development costs, including AROs, are depleted on a field level, based on proved developed reserves. For the three months ended September 30, 2017 and 2016, depletion expense for oil and natural gas property was $72.7 million and $49.6 million, respectively. For the nine months ended September 30, 2017 and 2016, depletion expense for oil and natural gas property was $200.5 million and $140.7 million, respectively.

Depletion expense is included in depreciation, depletion and amortization in the accompanying consolidated statements of operations.

The Company’s oil and natural gas properties as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Proved oil and natural gas properties	$3,695,840	$2,811,853
Unproved oil and natural gas properties	2,975,315	1,833,928
Total oil and natural gas properties	6,671,155	4,645,781
Less: Accumulated depletion	(717,958)	(554,419)
Total oil and natural gas properties, net	$5,953,197	$4,091,362

In some circumstances, it may be uncertain whether proved commercial reserves have been found when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the anticipated reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. As of September 30, 2017 and December 31, 2016, there were no costs capitalized in connection with exploratory wells in progress.

Capitalized costs are evaluated for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. To determine if a field is impaired, the Company compares the carrying value of the field to the undiscounted future net cash flows by applying estimates of future oil, NGLs and natural gas prices to the estimated future production of oil and natural gas reserves over the economic life of the property and deducting future costs. Future net cash flows are based upon our reservoir engineers’ estimates of proved reserves and risk-adjusted probable reserves.

For a property determined to be impaired, an impairment loss equal to the difference between the property’s carrying value and its estimated fair value is recognized. Fair value, on a field basis, is estimated to be the present value of the aforementioned expected future net cash flows. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future net cash flows and fair value. No impairment of proved property was recorded for the nine months ended September 30, 2017 or 2016. The calculation of expected future net cash flows in impairment evaluations are mainly based on estimates of future oil and natural gas prices, proved reserves and risk-adjusted probable reserve quantities, and estimates of future production and capital costs associated with our proved and risk-adjusted reserves. The Company’s estimates for future oil and natural gas prices used in the impairment evaluations are based on observable prices for the next three years, and then held constant for the remaining lives of the properties. If the prices used to assess our oil and natural gas properties for impairment were 15% lower than the prices we used for such analysis, holding all other variables constant, we would not have expected to record any material impairment to our proved oil and natural gas properties. However, it is reasonably possible that oil and natural gas prices used in future impairment evaluations may decline, which could result in the need to impair the carrying value of the Company’s proved properties.

Unproved property costs and related leasehold expirations are assessed quarterly for potential impairment and when industry conditions dictate an impairment may be possible. For the nine months ended September 30, 2017 and 2016, impairment expense of unproved property was $6.1 million and $4.3 million, respectively, which primarily related to management’s expectation that certain leasehold interests would expire and not be renewed, along with certain leasehold interests that may expire or could otherwise be disposed of in the future.

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

The ARO liability consisted of the following for the period indicated:

Nine Months Ended September 30, 2017
(In thousands)
Asset retirement obligation at beginning of period	$10,659
Liabilities incurred or assumed	2,031
Liabilities settled	(193)
Accretion expense	454
Asset retirement obligation at end of period	$12,951

Income Taxes

The following is an analysis of the Company’s consolidated income tax (expense) benefit for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
			(In thousands)
Current (1)	$7,423	$7,369	$5,288	$7,369
Deferred (1)	(11,101)	(3,862)	(41,110)	9,873
Income Tax (Expense) Benefit	$(3,678)	$3,507	$(35,822)	$17,242
(1) In the third quarter of 2017 and 2016, the Company recorded discrete deferred tax benefits associated with research and development credit claims, net of uncertain tax positions, of $5.3 million and $2.4 million, respectively.

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At December 31, 2016, the Company had a long-term tax payable related to uncertain tax positions totaling $5.3 million. This amount was recorded in other long-term liabilities on the consolidated balance sheet.  In the third quarter of 2017, the Company decreased the liability associated with uncertain tax positions to zero due to return to provision adjustments, which resulted in a current tax benefit offset by deferred tax expense with no impact to total tax expense.

The Company’s adoption of ASU 2016-09 in the first quarter of 2017 using the modified retrospective approach resulted in a decrease to deferred tax liability and a corresponding adjustment to accumulated deficit of $0.6 million as of December 31, 2016. Additional tax deductions during the nine months ended September 30, 2017 from stock compensation under the guidance of ASU 2016-09 resulted in a reduction to income tax expense of $4.1 million.

The Company’s U.S. federal income tax returns for 2013 and beyond, and its Texas franchise tax returns for 2012 and beyond, remain subject to examination by the taxing authorities. No other jurisdiction’s returns are significant to the Company’s financial position.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides a comprehensive revenue recognition standard for contracts with customers that supersedes current revenue recognition guidance including industry specific guidance. An entity is required to apply ASU 2014-09 for annual and interim reporting periods beginning after December 15, 2017. An entity can apply ASU 2014-09 using either a full retrospective method, meaning the standard is applied to all of the periods presented, or a modified retrospective method, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements. The Company has selected the modified retrospective method and is currently evaluating the impact of its pending adoption of this guidance on its consolidated financial statements; however, it has not identified any revenue stream that would be materially impacted and does not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Revenues and earnings of SHEP II recognized in 2017 subsequent to the acquisition date were $46.7 million and $15.8 million, respectively. The Company recognized $4.5 million of expenses related to the SHEP II acquisition in the first quarter of 2017, which are recorded in acquisition costs on the consolidated statement of operations.

Pro Forma Results

The Company’s summary pro forma results for the three and nine months ended September 30, 2017 and 2016 were derived from the actual results of the Company adjusted to reflect the SHEP II acquisition, as if such transaction had occurred on January 1, 2016. The below information reflects pro forma adjustments for the issuance of common stock to the sellers of SHEP II along with common stock issued in the October 2016 public offering that funded the cash portion of the SHEP II acquisition. Additional pro forma adjustments, based on available information and certain assumptions, include (i) the depletion of SHEP II fair-valued proved oil and gas properties, and (ii) the estimated tax impacts of the pro forma adjustments. Pro forma earnings for the three and nine months ended September 30, 2017 were adjusted to exclude zero and $4.5 million, respectively, of related acquisition costs incurred by the Company.

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

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands, except per share data)		(In thousands, except per share data)

Revenues	$201,654	$201,654	$93,621	$111,974
Net income	$21,326	$21,326	$985	$915

Net income per share:
Basic	$0.14	$0.14	$0.01	$0.01
Diluted	$0.14	$0.14	$0.01	$0.01

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Actual	Pro Forma	Actual	Pro Forma
	(In thousands, except per share data)		(In thousands, except per share data)

Revenues	$554,685	$573,404	$230,922	$266,950
Net income (loss)	$91,350	$99,810	$(26,234)	$(33,889)

Net income (loss) per share:
Basic	$0.59	$0.65	$(0.26)	$(0.34)
Diluted	$0.59	$0.65	$(0.26)	$(0.34)

Other Acquisitions

During the third quarter of 2017, the Company closed on two acquisitions of undeveloped acreage and additional mineral interests in the Delaware Basin for an aggregate purchase price of approximately $227.9 million, before purchase price adjustments. These acquisitions were funded with borrowings under our revolving credit facility.

In addition to the acquisitions discussed above, in the first nine months of 2017, the Company closed on bolt-on acquisitions of mostly undeveloped acreage for an aggregate total purchase price of approximately $37.2 million. The acquisitions included additional working interests in properties where the Company owned existing interests as well as other properties in the Company’s core areas. These acquisitions were funded with cash on hand and borrowings under our revolving credit facility.

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

The following table summarizes all commodity derivative positions as of September 30, 2017:

	Contracts expiring in the period ending:
	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Crude Oil Three-Way Collars:
Notional volume (Bbl)	552,000	2,219,000	1,941,000	1,319,000	1,227,000
Weighted average ceiling price ($/Bbl)(1)	$54.10	$58.81	$59.07	$60.56	$60.96
Weighted average floor price ($/Bbl)(1)	$45.00	$46.96	$47.11	$47.79	$48.00
Weighted average short put price ($/Bbl)(1)	$35.00	$36.96	$37.11	$37.79	$38.00

Crude Oil Costless Collars:
Notional volume (Bbl)	1,150,000
Weighted average ceiling price ($/Bbl)(1)	$60.05
Weighted average floor price ($/Bbl)(1)	$45.00

Crude Oil Swaps:
Notional volume (Bbl)	552,000
Weighted average swap price ($/Bbl)(1)	$48.95

Crude Oil Deferred Premium Puts:
Notional volume (Bbl)	920,000
Weighted average floor price ($/Bbl)(1)	$48.50
Weighted average deferred premium ($/Bbl) (2)	$(4.00)

Mid-Cush Differential (Basis) Swaps:
Notional volume (Bbl)	1,104,000	1,800,000	1,820,000	1,840,000	1,840,000
Weighted average swap price ($/Bbl)(4)	$(0.63)	$(0.62)	$(0.62)	$(0.62)	$(0.62)

Natural Gas Costless Collars:
Notional volume (MMBtu)	2,545,000
Weighted average ceiling price ($/MMbtu)(3)	$3.86
Weighted average floor price ($/MMbtu)(3)	$3.00

(1)         The crude oil derivative contracts are settled based on the arithmetic average of the closing settlement price for the front month contract NYMEX price of West Texas Intermediate Light Sweet Crude during the relevant period.
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

The following table summarizes all commodity derivative positions entered subsequent to September 30, 2017:

	Contracts expiring in the period ending:
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Crude Oil Costless Collars:
Notional volume (Bbl)	571,000	516,000	890,000	736,000
Weighted average ceiling price ($/Bbl)(1)	$60.19	$60.20	$60.14	$60.16
Weighted average floor price ($/Bbl)(1)	$45.00	$45.00	$45.00	$45.00

(1)         The crude oil derivative contracts are settled based on the arithmetic average of the closing settlement price for the front month contract NYMEX price of West Texas Intermediate Light Sweet Crude during the relevant period.

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

	Assets		Liabilities
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(In thousands)
Derivative Instruments:
Current amounts
Commodity contracts	$14,742	$11,815	$19,719	$28,861
Noncurrent amounts
Commodity contracts	$5,361	$—	$4,169	$—
Total derivative instruments	$20,103	$11,815	$23,888	$28,861

Gains and losses on derivatives are reported in the consolidated statements of operations.

The following represents the Company’s reported gains (losses) on derivative instruments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Gain (loss) on derivative instruments:
Commodity derivative instruments	$(21,626)	$(2,934)	$7,689	$(6,222)
Total	$(21,626)	$(2,934)	$7,689	$(6,222)

Offsetting of Derivative Assets and Liabilities

The following table presents the Company’s gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments(a)	Net Asset (Liability)
	(In thousands)
September 30, 2017
Derivative instrument assets with right of offset or master netting agreements	$20,103	$(20,103)	$—
Derivative instrument liabilities with right of offset or master netting agreements	$(23,888)	$20,103	$(3,785)

December 31, 2016
Derivative instrument assets with right of offset or master netting agreements	$11,815	$(11,815)	$—
Derivative instrument liabilities with right of offset or master netting agreements	$(28,861)	$11,815	$(17,046)

(a)         The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

Credit-Risk Related Contingent Features in Derivatives

None of the Company’s derivative instruments contain credit-risk related contingent features. No amounts of collateral were posted by the Company related to net positions as of September 30, 2017 and December 31, 2016.

NOTE 5—FAIR VALUE MEASUREMENTS

The book values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The book value of the Company’s revolving credit facility approximates fair value as the interest rate is variable.  At September 30, 2017, the fair value of the Company's 6.625% senior notes was $733.3 million and the fair value of the Company's 5.25% senior notes was $455.1 million. If the Company recorded the 6.625% senior notes at fair value they would be Level 1 in our fair value hierarchy as they are traded in an active market with quoted prices for identical instruments. If the Company recorded the 5.25% senior notes at fair value they would be Level 2 in our fair value hierarchy as these notes have not been registered and do not trade in an active market as of September 30, 2017. The fair value of derivative financial instruments is determined utilizing industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, contract terms and prices, credit risk adjustments, implied market volatility and discount factors.

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

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of September 30, 2017:
Commodity derivative instruments	$—	$(3,785)	$—	$(3,785)
Total	$—	$(3,785)	$—	$(3,785)

	Level 1	Level 2	Level 3	Total fair value
	(In thousands)
As of December 31, 2016:
Commodity derivative instruments	$—	$(17,046)	$—	$(17,046)
Total	$—	$(17,046)	$—	$(17,046)

Significant Level 2 assumptions used to measure the fair value of the commodity derivative instruments include implied volatility factors, appropriate risk adjusted discount rates, as well as other relevant data.

Reclassifications of fair value among Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. There were no transfers among Level 1, Level 2 or Level 3 during the nine months ended September 30, 2017 and the year ended December 31, 2016.

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

NOTE 6—LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2017	December 31, 2016
	(In thousands)

Revolving credit facility	$345,000	$—
5.25% Senior notes	450,000	450,000
6.625% Senior notes	700,000	700,000
Less: Discount	(1,000)	(1,150)
Less: Debt issuance costs	(15,500)	(16,575)

Total long-term debt	$1,478,500	$1,132,275

Revolving Credit Facility

As of September 30, 2017, the borrowing base under the Company’s amended and restated credit agreement was $1.1 billion, with a Company-elected commitment of $900 million, and lender commitments of $2.5 billion. The maturity date of the Company’s revolving credit facility is December 19, 2021. The amount available to be borrowed under the revolving credit facility is subject to a borrowing base that is redetermined semiannually each May and November and depends on the volumes of proved oil and natural gas reserves and estimated cash flows from these reserves and commodity hedge positions. As of September 30, 2017, we had $345.0 million in borrowings and $0.4 million of letters of credit outstanding under our revolving credit facility and $554.6 million of borrowing capacity.

On October 19, 2017, the Company entered into a first amendment to our credit agreement, which, (a) increased the borrowing base to $1.5 billion from $1.1 billion, (b) maintained our elected commitment at $900 million and (c) decreased the applicable margins for interest rates applicable to amounts outstanding under the revolving credit facility from a range of 200 to 300 basis points above the applicable reference rate for Eurodollar loans and 100 to 200 basis points above the applicable reference rate for alternate base rate loans to ranges of 150 to 250 basis points for Eurodollar loans and 50 to 150 basis points for alternate base rate loans.

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

The Company was in compliance with such covenants and ratios as of September 30, 2017.

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

Senior Notes Due 2025

On December 27, 2016, the Company issued $450.0 million of 5.25% senior unsecured notes at par through a private placement. The notes will mature on January 15, 2025. The notes are senior unsecured obligations that rank equally with all of our future senior indebtedness, are as a result of being unsecured effectively subordinated in rights to our assets constituting collateral held by all our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including indebtedness under our revolving credit facility, and will rank senior to any future subordinated indebtedness of the Company. Interest on these notes is payable semi-annually on January 15 and July 15, commencing on July 15, 2017. On or after January 15, 2020, the Company may redeem some or all of the notes, with certain restrictions, at a redemption price, plus accrued and unpaid interest, of 103.938% of principal, declining in twelve-month intervals to 100% in 2023 and thereafter. In addition, prior to January 15, 2020, on any one or more occasions, the Company may redeem all or part of the notes at a redemption price of 100% of the principal amount of the notes redeemed, plus an applicable make-whole premium along with accrued and unpaid interest.

The Company incurred approximately $6.4 million of debt issuance costs related to the 2016 note issuance, which are a reduction to “Long-term debt” on the Company’s consolidated balance sheets and will be amortized to interest expense, net, over the life of the notes using the effective interest method. In the event of a change in control of the Company whereby the notes are downgraded, each note holder will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The notes are guaranteed on a senior unsecured basis by each of our consolidated subsidiaries. The subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors are minor. RSP Inc. does not have independent assets or operations. The terms of the notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets. In November 2017, the Company exchanged $450.0 million of the 5.25% senior unsecured notes for registered notes with the same terms. The Company was in compliance with the provisions of the indenture governing the senior unsecured notes as of September 30, 2017.

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

The Company incurred approximately $11.3 million of debt issuance costs related to the 2014 note issuance and $2.4 million related to the 2015 note issuance, which are a reduction to “Long-term debt” on the Company’s consolidated balance sheets and will be amortized to interest expense, net, over the life of the notes using the effective interest method. In the event of certain changes in control of the Company, each note holder will have the right to require us to repurchase all or any part of the notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The notes are guaranteed on a senior unsecured basis by each of our consolidated subsidiaries. The subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors are minor. RSP Inc. does not have independent assets or operations. The terms of the notes include, among other restrictions, limitations on our ability to repurchase shares, incur debt, create liens, make investments, transfer or sell assets, enter into transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets. In June 2015, the Company exchanged $500.0 million of these notes for registered notes with the same terms. In March 2016, the Company exchanged an additional $200.0 million of these notes for registered notes with the same terms. The Company was in compliance with the provisions of the indenture governing the senior unsecured notes as of September 30, 2017.

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

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both September 30, 2017 and December 31, 2016, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

Contractual Obligations

For the nine months ended September 30, 2017, the Company had no material changes in its contractual commitments and obligations from amounts listed under "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements and Sources of Liquidity - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2016 other than $345.0 million in borrowings under our revolving credit facility, compared to no outstanding borrowings at December 31, 2016.

NOTE 8—EQUITY-BASED COMPENSATION

Equity-based compensation expense, which was recorded in general and administrative expenses, was $4.4 million and $3.3 million for the three months ended September 30, 2017 and 2016, respectively. This equity-based compensation expense was $12.7 million and $10.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Restricted Stock Awards

In connection with the Company's initial public offering, the Company adopted the RSP Permian, Inc. 2014 Long Term Incentive Plan (the “LTIP”) for the employees, consultants and directors of the Company and its affiliates who perform services for the Company.

Equity-based compensation expense for awards under the LTIP was $2.5 million and $1.9 million for the three months ended September 30, 2017 and 2016, respectively. This equity-based compensation expense was $7.5 million and $6.0 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company views restricted stock awards with graded vesting as single awards with an expected life equal to the average expected life and amortize the awards on a straight-line basis over the life of the awards.

The compensation expense for these awards was determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As of September 30, 2017, the Company had unrecognized compensation expense of $15.5 million related to restricted stock awards which is expected to be recognized over a weighted average period of 1.6 years.

The following table represents restricted stock award activity for the nine months ended September 30 2017 and the twelve months ended December 31, 2016:

	2017		2016
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Restricted shares outstanding, beginning of period	656,895	$22.21	499,529	$25.99
Restricted shares granted	355,579	41.85	442,835	19.78
Restricted shares canceled	(24,109)	31.76	(13,551)	21.61
Restricted shares vested	(278,849)	23.46	(271,918)	25.22
Restricted shares outstanding, end of period	709,516	$31.24	656,895	$22.21

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

Equity-based compensation for these awards was $1.8 million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively. This equity-based compensation expense was $5.2 million and $4.5 million for the nine months ended September 30, 2017 and 2016, respectively.

The compensation expense for these performance based awards is based on a per share value using a Monte-Carlo simulation. The payout level is calculated based on actual total shareholder return performance achieved during the performance period compared to a defined peer group of comparable public companies. The unrecognized compensation expense related to these shares is approximately $11.2 million as of September 30, 2017 and is expected to be recognized over the next 1.5 years.

The following table represents performance-based restricted stock award activity for the nine months ended September 30 2017 and the twelve months ended December 31, 2016:

	2017		2016
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Restricted shares outstanding, beginning of period	747,874	$19.82	294,332	$31.41
Restricted shares granted	380,174	26.96	484,650	13.53
Restricted shares canceled	(7,569)	26.96	—	—
Restricted shares vested	(119,400)	31.01	(31,108)	31.39
Restricted shares outstanding, end of period	1,001,079	$21.14	747,874	$19.82

NOTE 9—EARNINGS PER SHARE

The Company’s basic earnings per share amounts have been computed using the two-class method based on the weighted-average number of shares of common stock outstanding for the period.  Because the Company recognized a net loss for the nine months ended September 30, 2016, all unvested restricted share awards were excluded from diluted earnings per share calculations for this period as they would be antidilutive.  A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended September 30,
	2017	2016
	(In thousands, except per share data)
Numerator:
Net income (loss) available to stockholders	$21,326	$985
Basic net income allocable to participating securities (1)	107	7
Income (loss) available to stockholders	$21,219	$978

Denominator:
Weighted average number of common shares outstanding - basic	156,864	100,234
Effect of dilutive securities:
Restricted stock	973	—
Weighted average number of common shares outstanding - diluted	157,837	100,234

Net income (loss) per share:
Basic	$0.14	$0.01
Diluted	$0.14	$0.01

(1)    Restricted share awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

	Nine Months Ended September 30,
	2017	2016
	(In thousands, except per share data)
Numerator:
Net income (loss) available to stockholders	$91,350	$(26,234)
Basic net income allocable to participating securities (1)	457	—
Income (loss) available to stockholders	$90,893	$(26,234)

Denominator:
Weighted average number of common shares outstanding - basic	153,258	100,161
Effect of dilutive securities:
Restricted stock	1,020	—
Weighted average number of common shares outstanding - diluted	154,278	100,161

Net income (loss) per share:
Basic	$0.59	$(0.26)
Diluted	$0.59	$(0.26)

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

Overview and Outlook

Our financial and operating performance and significant events in the first nine months of 2017 include the following highlights:

•	Increased our average daily production rate by 98% for the third quarter of 2017 as compared to the same period in 2016, and by 8% as compared to the second quarter of 2017.

•	Participated in drilling 35 gross horizontal wells (26 operated) and completed 28 gross horizontal wells (22 operated) during the third quarter of 2017.

•	Increased our borrowing base under the revolving credit facility to $1.5 billion in October 2017.

•
In March 2017, closed on the previously-announced SHEP II acquisition for an aggregate purchase price of approximately $646 million of cash and 16.0 million shares of RSP Inc. common stock in aggregate. The cash portion of the purchase price was funded with cash on hand.

•	Acquired approximately $265.1 million of additional oil and gas properties.

•	Acquired water infrastructure assets which service Delaware Basin properties for an aggregate purchase price of $18.8 million.

Our average daily production rate during the third quarter of 2017 was 58,932 Boe/d, a 98% increase from our third quarter 2016 average daily production of 29,761 Boe/d, and an 8% increase from our second quarter 2017 average daily production of 54,341 Boe/d. Oil production was 71% of total production on a volumetric basis and 86% of our total revenues in the third quarter of 2017.

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

2017 Capital Budget

Our board of directors approved a capital budget range for drilling, completion, and infrastructure for 2017 of approximately $625 to $700 million. We continuously monitor commodity prices, our cash flow and returns to determine adjustments to our capital budget. We intend to allocate our 2017 capital budget approximately as follows:

•$575 to $625 million for drilling and completion activities; approximately 10% of which is non-operated drilling and completion activities; and
•$50 to $75 million for infrastructure and other expenditures.

During the first nine months of 2017, we spent approximately $448.1 million on drilling and completion activities and $38.7 million on infrastructure and other expenditures.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Oil, NGLs and Natural Gas Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Three Months Ended September 30,
	2017	2016	Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$174,624	$84,722	$89,902	106%
Natural gas sales	9,661	3,901	5,760	148%
NGL sales	17,369	4,998	12,371	248%
Total revenues	$201,654	$93,621	$108,033	115%
Average sales prices:
Oil (per Bbl) (excluding impact of cash settled derivatives)	$45.85	$42.60	$3.25	8%
Oil (per Bbl) (after impact of cash settled derivatives)	45.16	41.46	3.70	9%
Natural gas (per Mcf) (excluding impact of cash settled derivatives)	2.23	2.27	(0.04)	(2)%
Natural gas (per Mcf) (after impact of cash settled derivatives)	2.24	2.27	(0.03)	(1)%
NGLs (per Bbl)	19.52	10.82	8.70	80%
Total (per Boe) (excluding impact of cash settled derivatives)	$37.19	$34.19	$3.00	9%
Total (per Boe) (after impact of cash settled derivatives)	$36.72	$33.37	$3.35	10%
Production:
Oil (MBbls)	3,808	1,989	1,819	91%
Natural gas (MMcf)	4,339	1,720	2,619	152%
NGLs (MBbls)	890	462	428	93%
Total (MBoe)	5,422	2,738	2,684	98%
Average daily production volume:
Total (Boe/d)	58,932	29,761	29,171	98%

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

	Three Months Ended September 30,
	2017	2016
Average realized oil price ($/Bbl)	$45.85	$42.60
Average NYMEX ($/Bbl)	48.20	44.94
Differential to NYMEX	(2.35)	(2.34)
Average realized oil price to NYMEX percentage	95%	95%

Average realized natural gas price ($/Mcf)	$2.23	$2.27
Average NYMEX ($/Mcf)	2.99	2.81
Differential to NYMEX	(0.76)	(0.54)
Average realized natural gas price to NYMEX percentage	75%	81%

Average realized NGL price ($/Bbl)	$19.52	$10.82
Average NYMEX oil price ($/Bbl)	48.20	44.94
Average realized NGL price to NYMEX oil price percentage	40%	24%

All of our oil contracts are impacted by the Midland-Cushing differential, which was a negative $0.75 and a negative $0.31 per Bbl for the third quarters of 2017 and 2016, respectively.

Oil revenues increased 106% to $174.6 million for the three months ended September 30, 2017 from $84.7 million for the applicable 2016 period as a result of an increase in oil production volumes of 1,819 MBbls, or 91%, and a $3.25 per Bbl increase, or 8%, in our average realized price for oil.

Natural gas revenues increased 148% to $9.7 million for the three months ended September 30, 2017 from $3.9 million for the applicable 2016 period as a result of an increase in natural gas production volumes of 2,620 MMcf, or 152%, partially offset by a decrease of $0.04 per Mcf, or 2%, in our average realized natural gas price.

NGL revenues increased 248% to $17.4 million for the three months ended September 30, 2017 from $5.0 million for the applicable 2016 period as a result of a $8.70 per Bbl increase, or 80%, in our average realized NGL price and an increase in NGL production volumes of 428 MBbls, or 93%.

Our higher production volumes for all products were primarily a result of increased production from our drilling program, along with the impact of our acquisitions that closed in 2016 and 2017.

Operating Expenses. The following table summarizes our expenses for the periods indicated:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$33,385	$14,174	$19,211	136%
Production and ad valorem taxes	13,281	5,872	7,409	126%
Depreciation, depletion and amortization	73,408	50,022	23,386	47%
Asset retirement obligation accretion	151	118	33	28%
Impairment of unproved properties	705	971	(266)	(27)%
Exploration expenses	1,497	359	1,138	NM
General and administrative expenses	12,120	8,857	3,263	37%
Acquisition costs	30	—	30	100%
Total operating expenses	$134,577	$80,373	$54,204	67%
Expenses per Boe:
Lease operating expenses (excluding gathering and transportation)	$5.18	$4.67	$0.51	11%
Gathering and transportation	0.98	0.51	0.47	92%
Production and ad valorem taxes	2.45	2.14	0.31	14%
Depreciation, depletion and amortization	13.54	18.27	(4.73)	(26)%
Asset retirement obligation accretion	0.03	0.04	(0.01)	(25)%
Impairment	0.13	0.35	(0.22)	(63)%
Exploration expenses	0.28	0.13	0.15	NM
General and administrative - cash component	1.43	2.04	(0.61)	(30)%
General and administrative - stock comp (1)	0.81	1.20	(0.39)	(33)%
Acquisition costs	0.01	—	0.01	100%
Total operating expenses per Boe	$24.84	$29.35	$(4.51)	(15)%
(1) Represents non-cash compensation expense related to restricted stock awards and performance share awards granted as part of the Company's ongoing compensation and retention program.

Lease Operating Expenses.  Lease operating expenses increased to $33.4 million for the three months ended September 30, 2017 from $14.2 million for the applicable 2016 period due to a 98% increase in production. On a per-Boe basis, lease operating expense, excluding gathering and transportation costs, increased 11% from $4.67 per Boe in 2016 to $5.18 per Boe in 2017. Gathering and transportation costs, which are included in lease operating expenses, were $5.3 million for the three months ended September 30, 2017 and $1.4 million for the 2016 period. On a per-Boe basis, during the 2017 period our gathering and transportation costs increased 92% to $0.98 per Boe for the three months ended September 30, 2017 compared to the 2016 period. The increase in our gathering and transportation costs was primarily related to higher fee arrangements on midstream services used for our Delaware Basin properties.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased 126% to $13.3 million for the three months ended September 30, 2017 from $5.9 million for the applicable 2016 period primarily due to higher production volumes and revenues, as well as increases in property taxes related to our Silver Hill properties. On a per-Boe basis, production and ad valorem taxes increased to $2.45 per Boe for the three months ended September 30, 2017 from $2.14 per Boe for the applicable 2016 period.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization (“DD&A”) expense increased 47% to $73.4 million for the three months ended September 30, 2017 from $50.0 million for the applicable 2016 period due to increased production.  The DD&A rate decreased 26% to $13.54 per Boe for the three months ended September 30, 2017 from $18.27 per Boe for the applicable 2016 period. The decrease in depletion per Boe in 2017 was due to an increase in our reserve volumes over the last year from acquisitions as well as successful drilling activities, partially offset by an increase in capitalized costs in proved property over the last year from these same activities.

Impairment of Unproved Properties. We incurred $0.7 million and $1.0 million of impairment expense on our unproved property for the three months ended September 30, 2017 and 2016, respectively. These impairments related to acreage lease expirations that we do not intend to extend or develop, along with certain leasehold interests that may expire or could be disposed of in the future. We may incur additional unproved property impairments in the future due to acreage expirations and changes in development plans. We may incur proved property impairments in the future if commodity prices experience sustained declines and remain low. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and gas prices, estimates of proved reserves and future capital expenditures and production costs.

Exploration Expenses. Exploration expense increased to $1.5 million for the three months ended September 30, 2017 from $0.4 million for the applicable 2016 period due to an increase in expenditures on geological and geophysical activity in 2017. The activity in 2017 primarily relates to seismic projects on recently acquired acreage in the Delaware Basin.

General and Administrative Expenses. General and administrative expenses increased to $12.1 million for the three months ended September 30, 2017, from $8.9 million for the applicable 2016 period primarily due to increases in employee headcount and related expense including equity-based compensation. Equity-based compensation expense, which was recorded in general and administrative expenses, was $4.4 million for the three months ended September 30, 2017 and $3.3 million for the applicable 2016 period.

Other Income and Expenses. The following table summarizes our other income and expenses:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Other income, net	$1,106	$310	$796	257%
Net gain (loss) on derivative instruments	(21,626)	(2,934)	(18,692)	(637)%
Interest expense	(21,553)	(13,146)	(8,407)	64%
Total other income (expense)	$(42,073)	$(15,770)	$(26,303)	167%

Net Gain (Loss) on Derivative Instruments. During the three months ended September 30, 2017, we recorded a $21.6 million net loss on derivative instruments as compared to a $2.9 million net loss in the applicable 2016 period. The change was a result of new contracts on derivative positions entered into over the last year and the higher future commodity price outlook as of September 30, 2017 as compared to September 30, 2016.

Interest Expense. During the three months ended September 30, 2017, we recorded $21.6 million of interest expense as compared to $13.1 million in the applicable 2016 period. Interest expense was higher than the prior-year period as a result of the issuance of additional senior notes in December 2016 and increased borrowings under our revolving credit facility compared to the applicable 2016 period.

Income Tax (Expense) Benefit. During the three months ended September 30, 2017, we recorded $3.7 million of income tax expense compared to $3.5 million of income tax benefit in the applicable 2016 period. The increase was largely related to a pretax book income during the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

Results of Operations

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Oil, NGLs and Natural Gas Sales Revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Revenues (in thousands, except percentages):
Oil sales	$486,656	$211,212	$275,444	130%
Natural gas sales	26,898	8,841	18,057	204%
NGL sales	41,131	10,869	30,262	278%
Total revenues	$554,685	$230,922	$323,763	140%
Average sales prices:
Oil (per Bbl) (excluding impact of cash settled derivatives)	$46.94	$38.74	$8.20	21%
Oil (per Bbl) (after impact of cash settled derivatives)	46.33	38.86	7.47	19%
Natural gas (per Mcf) (excluding impact of cash settled derivatives)	2.46	1.80	0.66	37%
Natural gas (per Mcf) (after impact of cash settled derivatives)	2.49	1.80	0.69	38%
NGLs (per Bbl)	18.32	9.80	8.52	87%
Total (per Boe) (excluding impact of cash settled derivatives)	$38.43	$31.29	$7.14	23%
Total (per Boe) (after impact of cash settled derivatives)	$38.01	$31.38	$6.63	21%
Production:
Oil (MBbls)	10,367	5,452	4,915	90%
Natural gas (MMcf)	10,916	4,910	6,006	122%
NGLs (MBbls)	2,245	1,109	1,136	102%
Total (MBoe)	14,432	7,379	7,053	96%
Average daily production volume:
Total (Boe/d)	52,864	26,931	25,933	96%

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

	Nine Months Ended September 30,
	2017	2016
Average realized oil price ($/Bbl)	$46.94	$38.74
Average NYMEX ($/Bbl)	49.47	41.33
Differential to NYMEX	(2.53)	(2.59)
Average realized oil price to NYMEX percentage	95%	94%

Average realized natural gas price ($/Mcf)	$2.46	$1.80
Average NYMEX ($/Mcf)	3.17	2.28
Differential to NYMEX	(0.71)	(0.48)
Average realized natural gas price to NYMEX percentage	78%	79%

Average realized NGL price ($/Bbl)	$18.32	$9.80
Average NYMEX oil price ($/Bbl)	49.47	41.33
Average realized NGL price to NYMEX oil price percentage	37%	24%

All of our oil contracts are impacted by the Midland-Cushing differential, which was a negative $0.31 per Bbl for the nine months ended September 30, 2017 and a negative $0.11 per Bbl for the applicable 2016 period.

Oil revenues increased 130% to $486.7 million for the nine months ended September 30, 2017 from $211.2 million for the applicable 2016 period as a result of an increase in oil production volumes of 4,915 MBbls, or 90% and a $8.20 per Bbl increase, or 21%, in our average realized price for oil.

Natural gas revenues increased 204% to $26.9 million for the nine months ended September 30, 2017 from $8.8 million for the applicable 2016 period as a result of a 122% increase in natural gas production volumes of 6,006 MMcf and a 37%, or $0.66 per Mcf increase in our average realized price for natural gas.

NGL revenues increased 278% to $41.1 million for the nine months ended September 30, 2017 from $10.9 million for the applicable 2016 period as a result of a $8.52 per Bbl increase, or 87%, in our average realized NGL price and an increase in NGL production volumes of 1,136 MBbls, or 102%.

Our higher production volumes for all products were primarily a result of increased production from our drilling program, along with the impact of our acquisitions that closed in 2016 and 2017.

Operating Expenses. The following table summarizes our expenses for the periods indicated:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Operating expenses (in thousands, except percentages):
Lease operating expenses	$87,688	$41,359	$46,329	112%
Production and ad valorem taxes	32,892	14,985	17,907	119%
Depreciation, depletion and amortization	202,552	141,877	60,675	43%
Asset retirement obligation accretion	454	354	100	28%
Impairment of unproved properties	6,142	4,322	1,820	42%
Exploration expenses	6,946	828	6,118	NM
General and administrative expenses	36,175	25,997	10,178	39%
Acquisition costs	4,483	—	4,483	100%
Total operating expenses	$377,332	$229,722	$147,610	64%
Expenses per Boe:
Lease operating expenses (excluding gathering and transportation)	$5.09	$5.16	$(0.07)	(1)%
Gathering and transportation	0.99	0.44	0.55	125%
Production and ad valorem taxes	2.28	2.03	0.25	12%
Depreciation, depletion and amortization	14.03	19.23	(5.20)	(27)%
Asset retirement obligation accretion	0.03	0.05	(0.02)	(40)%
Impairment	0.43	0.59	(0.16)	(27)%
Exploration expenses	0.48	0.11	0.37	NM
General and administrative - cash component	1.62	2.09	(0.47)	(22)%
General and administrative - stock comp (1)	0.88	1.34	(0.46)	(34)%
General and administrative - non-recurring stock comp (2)	—	0.09	(0.09)	(100)%
Acquisition costs	0.31	—	0.31	100%
Total operating expenses per Boe	$26.14	$31.13	$(4.99)	(16)%
(1) Represents non-cash compensation expense related to restricted stock awards and performance share awards granted as part of the Company's ongoing compensation and retention program.
(2) Represents a compensation charge associated with the retirement of an officer of the Company.

Lease Operating Expenses.  Lease operating expenses increased to $87.7 million for the nine months ended September 30, 2017 from $41.4 million for the applicable 2016 period due to a 96% increase in production. On a per-Boe basis, lease operating expense, excluding gathering and transportation costs, decreased 1% from $5.16 per Boe in 2016 to $5.09 per Boe in 2017. Gathering and transportation costs, which are included in lease operating expenses, were $14.3 million for the nine months ended September 30, 2017 and $3.2 million for the 2016 period. On a per-Boe basis, our gathering and transportation costs increased 125% to $0.99 per Boe for the nine months ended September 30, 2017 compared to the 2016 period. The increase in our gathering and transportation costs was primarily related to higher fee arrangements on midstream services used for our Delaware Basin properties.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased 119% to $32.9 million for the nine months ended September 30, 2017 from $15.0 million for 2016 primarily due to higher production volumes and revenues in the 2017 period, and increased 12% on a per-Boe basis to $2.28 per Boe for the nine months ended September 30, 2017 due to higher revenues per Boe.

Depreciation, Depletion and Amortization. DD&A expense increased 43% to $202.6 million for the nine months ended September 30, 2017 from $141.9 million for the 2016 period due to increased production.  The DD&A rate decreased 27% to $14.03 per Boe for the nine months ended September 30, 2017 from $19.23 per Boe for the applicable 2016 period. The decrease in depletion per Boe in 2017 was due to an increase in our reserve volumes over the last year from acquisitions as well as successful drilling activities, partially offset by an increase in capitalized costs in proved property over the last year from these same activities.

Impairment of Unproved Properties. We incurred $6.1 million and $4.3 million of impairment expense on our unproved property for the nine months ended September 30, 2017 and 2016, respectively. These impairments related to acreage lease expirations that we do not intend to extend or develop, along with certain leasehold interests that may expire or could be disposed of in the future. We may incur additional unproved property impairments in the future due to acreage expirations and changes in development plans. We may incur proved property impairments in the future if commodity prices experience sustained declines and remain low. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and gas prices, estimates of proved reserves and future capital expenditures and production costs.

Exploration Expenses. Exploration expense increased to $6.9 million for the nine months ended September 30, 2017 from $0.8 million for the applicable 2016 period due to an increase in expenditures on geological and geophysical activity in 2017. The activity primarily relates to seismic projects on recently acquired acreage in the Delaware Basin.

General and Administrative Expenses. General and administrative expenses increased to $36.2 million for the nine months ended September 30, 2017, from $26.0 million for the applicable 2016 period primarily due to increases in employee headcount and related expense including equity-based compensation. Equity-based compensation expense, which was recorded in general and administrative expenses, was $12.7 million for the nine months ended September 30, 2017 and $10.5 million for the applicable 2016 period.

Other Income and Expenses. The following table summarizes our other income and expenses:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Other income (expense) (in thousands, except percentages):
Other income, net	$2,415	$587	$1,828	311%
Net gain (loss) on derivative instruments	7,689	(6,222)	13,911	NM
Interest expense	(60,285)	(39,041)	(21,244)	54%
Total other income (expense)	$(50,181)	$(44,676)	$(5,505)	12%

Net Gain (Loss) on Derivative Instruments. During the nine months ended September 30, 2017, we recorded a $7.7 million net gain on derivative instruments as compared to a $6.2 million net loss in the applicable 2016 period. The change was a result of new contracts on derivative positions entered into over the last year and the future commodity price outlook as of September 30, 2017 as compared to September 30, 2016.

Interest Expense. During the nine months ended September 30, 2017, we recorded $60.3 million of interest expense as compared to $39.0 million in the applicable 2016 period. Interest expense was higher than the prior-year period as a result of the issuance of additional senior notes in December 2016 and increased borrowings under our revolving credit facility compared to the applicable 2016 period.

Income Tax (Expense) Benefit. During the nine months ended September 30, 2017, we recorded $35.8 million of income tax expense compared to $17.2 million of income tax benefit in the applicable 2016 period. The increase was largely related to a pretax book income during the nine months ended September 30, 2017, compared to a pretax book loss during the nine months ended September 30, 2016

Capital Requirements and Sources of Liquidity

Our primary sources of liquidity have been proceeds from equity offerings, borrowings under our revolving credit facility, proceeds from the issuance of senior notes, and cash flows from operations. To date, our primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties. At September 30, 2017, we had $345.0 million of borrowings outstanding under our revolving credit facility and our borrowing base was $1.1 billion with a Company-elected commitment of $900 million. In October 2017, we increased our borrowing base to $1.5 billion and maintained our elected commitment at $900 million.

During the third quarter of 2017, we spent approximately $168.9 million on drilling and completion activities, $22.7 million on infrastructure and other expenditures, and $234.4 million on oil and natural gas property acquisitions. In the first nine months of 2017, we spent approximately $448.1 million on drilling and completion activities, $38.7 million on infrastructure and other expenditures, and $913.7 million on oil and natural gas property acquisitions.

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

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and available borrowings under our revolving credit facility to execute our current capital program excluding any acquisitions we may consummate. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, our ability to integrate our current acquisitions, and additional capital expenditures may be required to more fully develop our properties. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through borrowings under our revolving credit facility, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. We cannot provide assurance that needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling program, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.

Working Capital

Our working capital, which we define as current assets minus current liabilities, was a negative $31.5 million and positive $668.0 million at September 30, 2017 and December 31, 2016, respectively. The significant working capital balance at December 31, 2016 related to cash raised in capital market transactions to fund the SHEP II transaction which closed in March 2017. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash balances totaled $46.5 million and $690.8 million at September 30, 2017 and December 31, 2016, respectively. Due to the amounts that accrue related to our drilling program, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our revolving credit facility will be sufficient to fund our working capital needs excluding any acquisitions we may consummate. We expect that our pace of development, production volumes, commodity prices, acquisition integrations and differentials to NYMEX prices for our oil, NGL and natural gas production will be the largest variables affecting our working capital.

Contractual Obligations

For the nine months ended September 30, 2017, we had no material changes in our contractual commitments and obligations from amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements and Sources of Liquidity - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2016 other than $345.0 million in borrowings under our revolving credit facility expiring in 2021, compared to no outstanding borrowings at December 31, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$344,882	$119,765
Net cash used in investing activities	(1,325,580)	(272,417)
Net cash provided by financing activities	336,396	32,287

Net cash provided by operating activities was approximately $344.9 million and $119.8 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in net cash provided by operating activities for the nine months ended September 30, 2017, as compared to the 2016 period, was primarily a result of increased production from our drilling program, increased realized pricing for all our products along with the impact of our SHEP I and SHEP II acquisitions that closed in 2016 and 2017, respectively.

Net cash used in investing activities was approximately $1,325.6 million and $272.4 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash used in investing activities was primarily due to the cash portion of the purchase price associated with the SHEP II acquisition in the 2017 period and increased drilling and completion activity in 2017.

Net cash provided by financing activities was $336.4 million and $32.3 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash provided is primarily due to borrowings under our revolving credit facility to fund a portion of our drilling activity and acquisitions in the 2017 period.

Our Revolving Credit Facility

As of September 30, 2017, our credit agreement had a borrowing base of $1.1 billion, an elected commitment amount of $900 million, lenders’ maximum facility commitments of $2.5 billion, and a maturity date of December 19, 2021. The credit agreement permits RSP LLC to make payments to the Company to enable it to pay principal, premium (if any) and interest on our existing senior notes, provided no default has occurred, and to allow RSP LLC to guarantee the existing senior notes.

The amount available to be borrowed under our revolving credit facility is subject to a borrowing base that is redetermined semiannually each May and November and depends on the volumes of our proved oil and natural gas reserves, estimated cash flows from these reserves and our commodity hedge positions. As of September 30, 2017, we had $345.0 million of borrowings and $0.4 million of letters of credit outstanding under our revolving credit facility and $554.6 million of borrowing capacity. In the event of any future offerings of senior unsecured notes issued or guaranteed by RSP LLC, the borrowing base under our revolving credit facility will be automatically reduced by an amount equal to 0.25 multiplied by the aggregate principal amount of notes issued or guaranteed on the date of such issuance. In October 2017, we increased our borrowing base to $1.5 billion and maintained our elected commitment at $900 million.
Our revolving credit facility is secured by liens on substantially all of our properties and guarantees from our subsidiaries other than any subsidiary that we have designated as an unrestricted subsidiary.

Our revolving credit facility contains restrictive covenants that may limit our ability to, among other things:

•incur additional indebtedness;
•make loans to others;
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

We were in compliance with such covenants and ratios as of September 30, 2017.

Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Company has a choice of borrowing at a Eurodollar rate or at the adjusted base rate. Eurodollar loans bear interest at a rate per annum equal to an adjusted LIBOR rate (equal to the quotient of: (i) the LIBOR Rate; divided by (ii) a percentage equal to 100% minus the maximum rate on such date at which the Administrative Agent is required to maintain reserves on “Eurocurrency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System) plus an applicable margin ranging from 200 to 300 basis points, depending on the percentage of its borrowing base utilized. Alternate base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s referenced rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the percentage of our borrowing base utilized, plus a commitment fee ranging from 37.5 basis points to 50 basis points charged on the undrawn commitment amount. On October 19, 2017, the Company entered into a first amendment to our credit agreement which decreased the applicable margins for interest rates applicable to amounts outstanding under the revolving credit facility from a range of 200 to 300 basis points above the applicable reference rate for Eurodollar loans and 100 to 200 basis points above the applicable reference rate for alternate base rate loans to ranges of 150 to 250 basis points for Eurodollar loans and 50 to 150 basis points for alternate base rate loans. At September 30, 2017, the prime borrowing rate of interest under the Company’s revolving credit facility was 4.25%. In November 2017, the Company exchanged $450.0 million of the 5.25% senior unsecured notes for registered notes with the same terms. The Company was in compliance with the provisions of the indenture governing the senior unsecured notes as of September 30, 2017.

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

The fair value of our derivative contracts as of September 30, 2017 was a net liability of $3.8 million. For information regarding the terms of these hedges and open positions, see Note 4 of Notes to Consolidated Financial Statements included in “Part I, Item 1. Financial Statements.”

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

Interest Rate Risk

At September 30, 2017, we had $345.0 million in borrowings outstanding that are subject to interest rate risk. We currently do not engage in any interest rate hedging activity.

Item 4.         Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s repurchase of our common stock during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2017 - July 31, 2017	775	$33.28	—	$—
August 1, 2017 - August 31, 2017	645	$32.78	—	$—
September 1, 2017 - September 30, 2017	374	$33.53	—	$—
Total	1,794	$33.15	—	$—

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

4.7
Stockholder’s Agreement, dated as of November 28, 2016, by and between the Company and Kayne Anderson Capital Advisors, LP (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the SEC on October 13, 2016).

4.8
Registration Rights Agreement, dated as of November 28, 2016, by and between the Company and Silver Hill Energy Partners Holdings, LLC (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the SEC on October 13, 2016).

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

4.13
First Amendment to Credit Agreement dated as of October  19, 2017, by and among RSP Permian, Inc., RSP Permian, L.L.C., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the SEC on October 23, 2017).

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

RSP PERMIAN, INC.

By:	/s/ Scott McNeill
Scott McNeill
Chief Financial Officer and Director
(Principal Financial Officer)
Date:	November 6, 2017

By:	/s/ Uma L. Datla
Uma L. Datla
Chief Accounting Officer
(Principal Accounting Officer)
Date:	November 6, 2017