Form 10-K/A
period 2017-12-31
RSP Permian, Inc.
filed 2018-04-30
CIK 1588216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36264

RSP Permian, Inc.

(Exact name of registrant as specified in its charter)

Delaware	90-1022997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3141 Hood Street, Suite 500 Dallas, Texas	75219
(Address of principal executive offices)	(Zip code)

(214) 252-2700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange

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

The registrant had 159,424,148 shares of common stock outstanding at April 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of RSP Permian, Inc. for the fiscal year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2018 (the “Original Report” and together with this Amendment No. 1, this “Report”), is to amend Part III, Items 10 through 14 of the Original Report to include information previously omitted from the Original Report in reliance on General Instructions G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year.

We are also amending Part IV, Item 15 of the Original Report to include certain exhibits to be filed with this Amendment No. 1 to the Original Report.

As previously announced, on March 27, 2018, the Company entered into an Agreement and Plan of Merger with Concho Resources Inc. (“Concho”), a Delaware corporation, and Green Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Concho (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Concho. In light of the Merger, the Company agreed to postpone its annual meeting of stockholders during the pendency of the Merger, and thus, will not file and mail a definitive proxy statement for an annual meeting of stockholders prior to the end of the 120-day period referenced above.

Except as described above, this Amendment No. 1 to the Original Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect information or events subsequent to the filing thereof. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Report (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 to the Original Report should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report.

Unless the context otherwise indicates, references to “RSP,” “our company,” “the Company,” “us,” “we” and “our” refer to RSP Permian, Inc. and its consolidated subsidiaries.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Members of the Board of Directors

Set forth below is the name, age, position and a brief description of the business experience during at least the past five years of each of the members of our Board of Directors, as well as specific qualifications, attributes and skills of such member that were identified by the Nominating and Corporate Governance Committee when such member was nominated to serve on the Board of Directors. There are no family relationships among any of the directors or executive officers of the Company.

Name	Age	Position
Kenneth V. Huseman	65	Director
Michael W. Wallace	54	Director
Joseph B. Armes	56	Director
Matthew S. Ramsey	63	Director
Steven Gray	58	Director and Chief Executive Officer
Michael Grimm	63	Chairman of the Board
Scott McNeill	46	Director and Chief Financial Officer

Kenneth V. Huseman, Director, has served as a member of our Board of Directors since May 2015. Mr. Huseman served as a director of Basic Energy Services (“Basic”), a publicly-traded oilfield services company, from 1999 until 2016, and is self-employed in real estate investment and ranching. He previously served as Basic’s President and Chief Executive Officer from 1999 until September 2013. Prior to joining Basic, he was employed in management positions with various energy services companies from 1978 until 1999. Mr. Huseman also previously served as a director of Natural Gas Services Group, Inc. from June 2011 until February 2013. Mr. Huseman is the President and majority owner of Huseman Logistics, Inc., a partner of Mecedora Ranches, LLC and the Managing Partner of Kenneth Huseman Family Partnership, LP and Permian International Energy Services, LLC. Mr. Huseman received a B.B.A. in Accounting from Texas Tech University.

Mr. Huseman has significant experience in the oil and gas industry, including as an executive officer in various positions and a director of oil and gas service companies, and has broad knowledge of the oil and gas industry. We believe his background and skill set enable Mr. Huseman to provide the Board of Directors with executive counsel on a full range of business, strategic and professional matters.

Michael W. Wallace, Director, has served as a member of our Board of Directors since January 2014. Since 2011 Mr. Wallace has been a partner and manager of Wallace Family Partnership, LP (“Wallace LP”), which holds non-operated working interests in oil and gas leases, midstream assets and other investments. Since 2009, Mr. Wallace has also served as the President, director and manager of High Sky Partners LLC, a Midland, Texas-based oil and gas company with operations in the Spraberry Trend of the Permian Basin. From 2007 to 2011, Mr. Wallace was a member and Executive Vice President of Production for Patriot Resource Partners LLC. In 2004, Mr. Wallace founded Flying W Resources, L.L.C., an independent oil and gas production company. In addition, Mr. Wallace served in a variety of technical and managerial roles within Conoco Inc. and ConocoPhillips Company from 2001 to 2004. Prior to joining Conoco Inc., Mr. Wallace served in a variety of roles within Burlington Resources Inc. Mr. Wallace received a B.S. in Petroleum Engineering from Texas Tech University and is a member of the Society of Petroleum Engineers.

Mr. Wallace has significant experience as an independent oil and gas producer and as an executive officer in various positions of oil and gas companies and has broad knowledge of the oil and gas industry. We believe his background and skill set, including that he is a petroleum engineer, enable Mr. Wallace to provide the Board of Directors with executive counsel on a full range of business, strategic and professional matters.

Joseph B. Armes, Director, has served as a member of our Board of Directors since December 2013. Since January 2014, Mr. Armes has been the Chairman of the Board of Capital Southwest Corporation (“CSWC”), a publicly traded investment company. In addition, since September 2015, Mr. Armes has served as Chairman of the Board and Chief Executive Officer of CSW Industrials, Inc., a publicly-traded diversified industrial growth company. Mr. Armes served as Chief Executive Officer and President of CSWC from June 2013 to September 2015. Since 2010, Mr. Armes served as President and Chief Executive Officer of JBA Investment Partners, a family investment vehicle. From 2005 to 2010, Mr. Armes served as Chief Operating Officer of Hicks Holdings, LLC. Prior to 2005, Mr. Armes served as Executive Vice President and General Counsel and later as Chief Financial Officer of Hicks Sports Group, LLC, as Executive Vice President and General Counsel of Suiza Foods Corporation (now Dean Foods Company) and Vice President and General Counsel of The Morningstar Group Inc. Rangers Equity Holdings GP LLC, a subsidiary of Hicks Sports Group LLC, had an involuntary bankruptcy filed against it in the U.S. Bankruptcy Court for the Northern District of Texas on May 28, 2010. Mr. Armes received a B.B.A. in Finance and an M.B.A. from Baylor University and a J.D. from Southern Methodist University.

Mr. Armes has significant experience as an executive officer and director in a variety of public companies and an extensive background in strategic investing. We believe his background and skill set make Mr. Armes well-suited to serve as a member of the Board of Directors.

Matthew S. Ramsey, Director, has served as a member of our Board of Directors since January 2014. Since November 2015, Mr. Ramsey has served as a director and the President and Chief Operating Officer of the general partner of Energy Transfer Partners, L.P., a publicly-traded master limited partnership owning and operating one of the largest and most diversified portfolios of energy assets in the United States. In April 2015, Mr. Ramsey was appointed as the Chairman of the Board of the general partner of Sunoco, L.P., having been previously appointed to the board in August 2014. Since July 2012, Mr. Ramsey has served as a member of the board of directors of the general partner of Energy Transfer Equity, L.P., and as a member of its audit and compensation committees. Since November 2016, Mr. Ramsey has served as Chairman of the board of directors, President and Chief Operations Officer of PennTex Midstream GP, LLC. From 2000 until November 2015, Mr. Ramsey served RPM Exploration, Ltd., a private oil and gas exploration limited partnership generating and drilling 3-D seismic prospects on the Gulf Coast of Texas, as President and a member of the board of directors of its general partner, Ramsey, Pawelek & Maloy, Inc. From March 2012 to July 2012, Mr. Ramsey served as a member of the board of directors of Southern Union Company. Currently, Mr. Ramsey also serves as President of Ramsey Energy Management, LLC, the general partner of Ramsey Energy Partners, I, Ltd., a private oil and gas partnership; President of Dollarhide Management, LLC, the general partner of Deerwood Investments, Ltd., a private oil and gas partnership; President of Gateshead Oil, LLC, a private oil and gas partnership; and Manager of MSR Energy, LLC, the general partner of Shafter Lake Energy Partners, Ltd., a private oil and gas partnership. Previously, Mr. Ramsey served as President of DDD Energy, Inc. from 2001 until its sale in 2002; President, Chief Executive Officer and a member of the board of directors of OEC Compression Corporation, a publicly-traded oil field service company, from 1996 to 2000; and Vice President of Nuevo Energy Company, an independent energy company, from 1991 to 1996. Additionally, from 1990 to 1996, he was employed by Torch Energy Advisors, Inc., a company providing management and operations services to energy companies, where he last served as Executive Vice President. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law. Mr. Ramsey is a graduate of the Harvard Business School Advanced Management Program.

Mr. Ramsey has significant experience as an executive officer and director in a variety of oil and gas companies and has broad knowledge of the oil and gas industry. We believe his background and skill set make Mr. Ramsey well-suited to serve as a member of the Board of Directors.

Steven Gray, Director and Chief Executive Officer, co-founded RSP Permian, L.L.C. in 2010. He has served as our Chief Executive Officer and as a member of our Board of Directors since our formation and served RSP Permian, L.L.C. as Co-Chief Executive Officer from its inception until our IPO and as Chief Executive Officer of RSP Permian, L.L.C. since our IPO. In 2006, Mr. Gray co-founded Pecos Operating Company, LLC, an oil and natural gas exploration and production company with operations in the Permian Basin, with Messrs. Daugbjerg and Huck. In 2000, Mr. Gray founded Pecos Production Company, an NGP-backed oil and natural gas exploration and production company that operated in the Permian Basin until it was sold in 2005 to Chesapeake Energy Corporation. From 1993 to 2000, Mr. Gray was a Co-Founder, President and Chief Operating Officer of NGP-backed Vista Energy Resources (“Vista”). Prior to forming Vista, Mr. Gray was employed for 11 years as a petroleum engineer with various companies. He received a B.S. in Petroleum Engineering from Texas Tech University and has 35 years of experience in the oil and natural gas industry.

Mr. Gray has significant experience as a chief executive officer and chief operating officer of oil and natural gas exploration and production companies and broad knowledge of the oil and natural gas industry. We believe his background and skill set, including that he is a petroleum engineer, enable Mr. Gray to provide the Board of Directors with executive counsel on a full range of business, strategic and professional matters.

Michael Grimm, Chairman of the Board, co-founded RSP Permian, L.L.C. in 2010 and has served as our Chairman of the Board since our formation. Prior to being named our Chairman of the Board, Mr. Grimm served as the Co-Chief Executive Officer of RSP Permian, L.L.C. since its inception until our initial public offering. In 1995 Mr. Grimm co-founded Rising Star Energy, L.L.C. and served as its President and Chief Executive Officer and in such capacity, was involved in many acquisitions, divestitures and drilling programs in the Permian Basin. From 2001 to 2006, Rising Star Energy, L.L.C. partnered with Natural Gas Partners and operated properties in the Permian Basin and owned interests in properties in South Texas and West Texas. From 2006 to present, Mr. Grimm served as President and CEO of Rising Star Energy Development Company, L.L.C., which owned properties in the Permian Basin and Rising Star Petroleum, L.L.C., which owns properties in the Permian Basin. From 1990 to 1994, Mr. Grimm served as Vice President of Worldwide Exploration and Land for Placid Oil Company. Prior to that, Mr. Grimm was employed for 13 years in the land and exploration department for Amoco Production Company in Houston, New Orleans and Chicago. He has a B.B.A. degree from the University of Texas at Austin. Mr. Grimm has more than 42 years of experience in the oil and gas industry and currently serves as a Director for Energy Transfer Partners, L.P.

Mr. Grimm has significant experience as a chief executive of oil and natural gas exploration and production companies and broad knowledge of the oil and natural gas industry. We believe his background and skill set enable Mr. Grimm to provide the Board of Directors with executive counsel on a full range of business, strategic and professional matters.

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

Executive Officers

The following table sets forth the name, age and positions of each of our executive officers:

Name	Age	Position
Steven Gray	58	Chief Executive Officer and Director
Zane Arrott	60	Chief Operating Officer
Erik B. Daugbjerg	48	Executive Vice President of Land and Business Development
William Huck	62	Executive Vice President of Operations
Scott McNeill	46	Chief Financial Officer and Director
James Mutrie	45	Vice President, General Counsel and Corporate Secretary

Biographical information for Messrs. Gray and McNeill is set forth above under the heading “Members of the Board of Directors.”

Zane Arrott, Chief Operating Officer, has served as our Chief Operating Officer since our formation in 2013 and has served RSP Permian, L.L.C. in such capacity since its inception in 2010. Since 1995, Mr. Arrott has served as the Chief Operating Officer for Rising Star Energy Development Company, L.L.C. and continues to serve on the boards of Rising Star Energy Development Company, L.L.C. and Rising Star Petroleum, L.L.C. From 1982 to 1995, Mr. Arrott held several positions with Placid Oil Company and was elevated to General Manager of its Canadian Division in 1988. Mr. Arrott has extensive experience with reservoir engineering, production engineering, project economic forecasting and reserve acquisitions. He has a B.S. in Petroleum Engineering from Texas Tech University.

Erik B. Daugbjerg, Executive Vice President of Land and Business Development, has served as our Executive Vice President of Land and Business Development since March 1, 2017, prior to which he served as our Vice President of Land and Business Development since 2014. From 2013 to 2014 he served as Vice President of Business Development and from 2010 until the present he has served such capacity for RSP Permian, L.L.C. In 2007 Mr. Daugbjerg co-founded Pecos, and he continues to serve as a manager of Pecos Operating Company, LLC, Pecos’ general partner. Mr. Daugbjerg served as President of Pecos River Operating Company, an exploration and production company with operations in southeast New Mexico, from 2000 until its sale in 2005. From 1997 to 2000, Mr. Daugbjerg served as Vice President of Producer Services for Highland Energy Company. From 1992 to 1996, he served in various roles with Hadson Corporation, an oil and natural gas marketing and midstream company with operations in the Permian Basin. Mr. Daugbjerg has a B.B.A. from Southern Methodist University.

William Huck, Executive Vice President of Operations, co-founded RSP Permian, L.L.C. in 2010. He has served as our Executive Vice President of Operations since March 1, 2017, prior to which he served as Vice President of Operations since 2013. He has served RSP Permian, L.L.C. as Vice President of Operations since its inception in 2010. In 2007, Mr. Huck co-founded Pecos, and he continues to serve as a manager of Pecos Operating Company, LLC, Pecos’ general partner. Mr. Huck co-founded Pecos Production Company in 2000 and served as its Vice President—Production until it was sold to Chesapeake Energy Corporation in 2005. In addition, he serves as President of Huck Engineering, Inc. From 1998 to 2000, Mr. Huck served as an Operating Manager for Collins & Ware, Inc., an oil and natural gas production company in Midland, Texas. From 1994 to 1998, Mr. Huck operated an independent engineering consulting firm, Huck Engineering, Inc. Mr. Huck has a B.S. in Petroleum Engineering from Marietta College.

James Mutrie, Vice President, General Counsel and Corporate Secretary, has served as our, and RSP Permian, L.L.C.’s, Vice President, General Counsel and Corporate Secretary since June 2014. From February 2007 to May 2014, Mr. Mutrie first served as Assistant General Counsel and later as General Counsel and Compliance Officer at United Surgical Partners International, Inc. From October 2003 to January 2007, Mr. Mutrie practiced corporate law at Vinson & Elkins L.L.P., representing public and private companies in capital markets offerings and mergers and acquisitions, frequently in the oil and gas industry. He received a B.A. from Cornell University, a J.D. from Northwestern University School of Law and a Certificate in Financial Management from Cornell University.

Involvement in Certain Legal Proceedings

To the best of our knowledge, there is no involvement of any of the Company’s directors or officers in legal proceedings during the past ten years that is required to be disclosed pursuant to Regulation S-K 401(f).

Section 16(a) Beneficial Ownership Reporting Compliance

The Section 16 officers and directors of the Company and persons who own more than 10% of the Company’s common stock are required to file reports with the SEC, disclosing the amount and nature of their beneficial ownership in common stock, as well as changes in that ownership. Based solely on its review of reports and written representations that the Company has received, the Company believes that all required reports were timely filed during 2017 except that (i) Mr. Gray filed a late Form 4 on March 9, 2018 to report transactions that took place on October 19, 2017 and November 29, 2017, respectively, (ii) Mr. Daugbjerg filed a late Form 4 on March 9, 2018 to report a transaction that took place on October 19, 2017, and (iii) Mr. Huck filed a late Form 4 on March 9, 2018 to report a transaction that took place on October 19, 2017.

Corporate Governance Guidelines

The Company monitors developments in the area of corporate governance and reviews its processes and procedures in light of such developments. Accordingly, the Company reviews federal laws affecting corporate governance, such as the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as various rules promulgated by the SEC and the New York Stock Exchange, which we refer to as the NYSE. The Company believes that it has procedures and practices in place that are designed to enhance and protect the interests of its stockholders.

The Board of Directors has approved Corporate Governance Guidelines for the Company. The Corporate Governance Guidelines address, among other things:

●	The composition of the Board of Directors, including size and membership criteria;

●	Director responsibilities and expectations;

●	Service on other boards;

●	Functioning of the Board, including regularly held meetings and executive sessions of non-management directors;

●	Director compensation;

●	Structure and functioning of the Committees;

●	Director access to independent advisors, management and employees;

●	Management evaluation and succession planning; and

●	Board and Committee performance evaluations.

Corporate Code of Business Conduct and Ethics

In addition to the Corporate Governance Guidelines, the Board of Directors has adopted a Corporate Code of Business Conduct and Ethics, which we refer to as the Code of Ethics. The Code of Ethics, along with the Corporate Governance Guidelines and the Financial Code of Ethics described below, serves as the foundation for the Company’s system of corporate governance. It provides guidance for maintaining ethical behavior, requires that directors and employees comply with applicable laws and regulations, addresses conflicts of interest and provides mechanisms for reporting violations of the Company’s policies and procedures.

In the event the Company makes any amendment to, or grants any waiver from, a provision of the Code of Ethics that requires disclosure under applicable SEC or NYSE rules, the Company intends to disclose such amendment or waiver on its website at www.rsppermian.com.

Financial Code of Ethics

In addition to the Corporate Governance Guidelines and Code of Ethics, the Board of Directors has adopted a Financial Code of Ethics. It provides the ethical principles by which the Company’s Chief Executive Officer, Chief Financial Officer (or other principal financial officer), Controller (or other principal accounting officer) and other senior financial officers are expected to conduct themselves when carrying out their duties and responsibilities.

In the event the Company makes any amendment to, or grants any waiver from, a provision of the Financial Code of Ethics that applies to the principal executive officer, principal financial officer or principal accounting officer and that requires disclosure under applicable SEC or NYSE rules, the Company will disclose such amendment or waiver on its website at www.rsppermian.com.

Availability of Documents

The full text of the Corporate Governance Guidelines, the Code of Ethics, the Financial Code of Ethics, the charter of each of the Audit Committee, the Compensation Committee and the Nominating & Governance Committee of our Board of Directors and the other corporate governance materials are accessible by following the links to “Investor Relations” and “Corporate Governance” on the Company’s website at www.rsppermian.com. The Company will furnish without charge a copy of any of these documents to any person who requests them in writing and states that he or she is a beneficial owner of common stock of the Company. Requests should be addressed to: RSP Permian, Inc., 3141 Hood Street, Suite 500, Dallas, Texas 75219, Attention: Investor Relations.

Audit Committee

Rules implemented by the NYSE and the SEC require us to have an audit committee comprised of at least three directors who meet the independence and experience standards established by the NYSE and the Securities

Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee consists of Messrs. Armes (Chair), Huseman and Ramsey, each of whom is independent under the rules of the SEC and the NYSE. As required by the rules of the SEC and listing standards of the NYSE, the Audit Committee consists solely of independent directors. The Board of Directors has determined that Messrs. Armes and Ramsey satisfy the definition of “audit committee financial expert” under applicable federal securities laws.

The Audit Committee oversees, reviews, acts on and reports on various auditing and accounting matters to the Board of Directors, including the selection of our independent registered public accounting firm, the scope of our annual audits, fees to be paid to the independent registered public accounting firm, the performance of our independent registered public accounting firm and our accounting practices. In addition, the Audit Committee oversees our compliance programs relating to legal and regulatory requirements. We have an Audit Committee charter defining the Committee’s primary duties in a manner consistent with the rules of the SEC and NYSE or market standards. The Audit Committee held 5 meetings in fiscal 2017.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The purpose of this Compensation Discussion and Analysis the (“CD&A”) is to explain the Compensation Committee’s philosophy for determining the compensation program for our Chief Executive Officer (“CEO”), Chief Financial Officer and our four other most highly compensated executive officers for 2017, which includes one highly compensated executive officer voluntarily disclosed due to the similar level of compensation of such officer compared with the other executive officers for the 2017 year (the “named executive officers,” or “NEOs”). This CD&A will discuss how the 2017 compensation packages for the NEOs were determined and will provide the context needed to more fully understand the data presented in the compensation tables that follow this CD&A. Following this discussion are tables that include compensation information for the NEOs. Our NEOs for 2017 are as follows:

●	Steven Gray, Chief Executive Officer and Director;

●	Scott McNeill, Chief Financial Officer and Director;*

●	Zane Arrott, Chief Operating Officer;

●	William Huck, Executive Vice President of Operations;

●	Jim Mutrie, Vice President, General Counsel and Corporate Secretary; and

●	Erik B. Daugbjerg, Executive Vice President of Land and Business Development.

* On April 17, 2017 our Chief Accounting Officer, Barry Turcotte, resigned from the Company. Mr. McNeill also performed the duties of our Chief Accounting Officer following Mr. Turcotte’s resignation until July 10, 2017, at which time we hired Uma L. Datla as our new Chief Accounting Officer.

Executive Summary

Company Compensation Philosophy and Components

Our executive compensation program is designed to emphasize “pay for performance.” The three main components of the executive compensation program are:

●	Base salary - fixed cash compensation component,

●	Annual cash bonus incentive award - variable cash payout based on the Company and individual NEO performance,

●	Long-term incentive plan awards – we provide both time-based and performance-based equity, and compensation awards, intended to provide our NEOs with value that is dependent on the performance of our common stock over specified long-term periods

Company Performance

Highlights of our performance during the year ended December 31, 2017 include the following:

●	In March 2017, we closed the acquisition of Silver Hill E&P II, LLC for an aggregate purchase price of approximately $646.0 million of cash and 16.0 million shares of our common stock in aggregate, before purchase price adjustments. The cash portion of the purchase price was funded with cash on hand. See Note 3 in the notes to our consolidated financial statements for the year ended December 31, 2017 for additional information.

●	Increased our total proved reserves by 59% from 236.9 MMBoe as of December 31, 2016 to 375.9 MMBoe as of December 31, 2017.

●	Increased our average daily production rate by 89% for the year ended December 31, 2017 as compared to the same period in 2016. Our average daily production rate during 2017 was 55,255 Boe/d, compared with the 2016 average daily production of 29,161 Boe/d. Oil production was 72% of total production on a volumetric basis and oil sales were 88% of our total revenues in 2017.

●	Increased our borrowing base under the Revolving Credit Facility to $1.5 billion in October 2017.

●	Acquired $279.0 million of additional undeveloped acreage and mineral interests.

●	Acquired water infrastructure assets which service Delaware Basin properties for an aggregate purchase price of $19.2 million.

●	During 2017, we participated in the drilling of 136 gross horizontal wells (95 operated) and participated in the completion of 113 gross horizontal wells (70 operated). At the end of 2017, we operated three horizontal rigs in the Midland Basin and four horizontal rigs in the Delaware Basin. During 2016, we participated in the drilling of 81 gross horizontal wells (46 operated) and participated in the completion of 90 gross horizontal wells (53 operated). In our 2016 vertical drilling program, we drilled 4 gross vertical operated wells and completed 6 gross operated vertical wells.

●	Top-Tier Stockholder Return

o	The following graph compares the three-year change in the cumulative total stockholder return on the Company’s common stock relative to the cumulative total returns of (i) the S&P 500 Index, (ii) the Dow Jones US Exploration & Production Index, (iii) a customized group of thirteen peer companies used in the Company’s 2015 performance graph, (iv) a customized group of eighteen peer companies used in the Company’s 2016 performance graph and (v) a customized group of sixteen peer group companies used for 2017 compensation purposes. The comparison assumes that $100 was invested on January 17, 2014 (the first day of trading for the Company’s common stock) in the indices or in the Company’s common stock and assumes reinvestment of dividends, if any.

o	Companies in the 2015 peer group are Approach Resources Inc., Carrizo Oil & Gas, Inc., Diamondback Energy, Inc., Exco Resources, Inc., Gulfport Energy Corporation, Jones Energy Inc., Laredo Petroleum, Inc., Matador Resources Company, Parsley Energy, Inc., PDC Energy, Inc., Resolute Energy Corporation, SM Energy Company and Vanguard Natural Resources, LLC. In 2014, the peer group also included Forest Oil Corporation, which merged with Sabine Oil & Gas LLC in December 2014, and Rosetta Resources Inc., which merged with Noble Energy, Inc. in July 2015.

o	Companies in the 2016 peer group are Bonanza Creek Energy Inc., Callon Petroleum Co, Carrizo Oil & Gas Inc., Clayton Williams Energy Inc., Concho Resources Inc., Diamondback Energy Inc., Energen Corp, Ep Energy Corp, Laredo Petroleum Inc., Matador Resources Co, Newfield Exploration Co, Oasis Petroleum Inc., Parsley Energy Inc., PDC Energy Inc., QEP Resources Inc., SM Energy Co, Whiting Petroleum Corp and WPX Energy Inc.

o	Companies in the 2017 peer group are Antero Resources Corporation, Cabot Oil & Gas Corporation, Cimarex Energy Co, Concho Resources, Inc., Diamondback Energy, Inc., Energen Corp, Laredo Petroleum, Inc., Newfield Exploration Co, Oasis Petroleum Inc., Parsley Energy, Inc., PDC Energy, Inc., QEP Resources, Inc., Range Resources Corporation, SM Energy Company, Whiting Petroleum Corp and WPX Energy, Inc.

o	The stock price performance shown on the graph above is based on historical data and not necessarily indicative of, or intended to forecast, future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

o	Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings made under the Securities Act of 1933, as amended, which we refer to as the Securities Act, or the Exchange Act, that might incorporate by reference this Report or future filings made by the Company under those statutes, the Audit Committee Report, reference to the independence of the Audit Committee members and of other Board of Directors members and the preceding Stock Performance Graph are not “soliciting material” and are not deemed filed with the SEC, and will not be deemed incorporated by reference into any of those such prior filings or into any future filings made by the Company under those statutes.

2017 Compensation Actions

The following is a summary of the material compensation decisions made by the Compensation Committee for 2017:

●	Engagement of Independent Compensation Consultant – The Compensation Committee engaged Longnecker & Associates (“Longnecker”) to conduct a competitive review of compensation practices for our NEOs and members of our Board of Directors, and to establish appropriate marketplace compensation levels for such individuals. The Compensation Committee does not formally benchmark any element of compensation, but it believes that it is important to understand market trends and norms in order to design an appropriate and competitive compensation package for our NEOs and Board members. Overall Longnecker found that the compensation packages for each of our NEOs was well below the market median for our peers during the 2016 year, and recommended making certain increases to each element of compensation in order to better align our NEOs with the compensation packages found at our peers for similarly situated employees.

●	Base salary – In past years, with the assistance of Longnecker, the Compensation Committee determined that 2015 base salaries were generally aligned at levels that fell below the twenty-fifth percentile of NEO salaries at our peer companies, while our overall Company performance was in the top twenty-fifth percentile compared to our peers. However, with the challenging industry conditions in early 2016, the Compensation Committee decided to focus on preserving cash for the Company and adjusted NEO’s base salaries only modestly upward for the 2016 year as compared to 2015, in general less than a ten percent increase, intending to keep NEO’s base salaries below the median of the peer group for their respective positions. At the beginning of 2017, Longnecker again provided base salary information that showed our NEOs in the aggregate were still receiving base salaries that were well below the median for our peers, generally below the twenty-fifth percentile, although our performance continued to place us in the top twenty-fifth percentile compared to our peer group. Although base salary increases would be necessary to better align our NEO’s salaries with our peers, Longnecker suggested, and the Compensation Committee agreed, that base salary increases of more than ten percent in any given year would in general be looked at unfavorably by some shareholders and advisory firms. Therefore, except for our CEO, who was paid in the lowest quartile of our peers, base salaries for other executives were capped at ten percent increases with respect to the 2017 calendar year, even though an increase of 20% would be necessary to place our other NEOs at the median of our peers.

●	Annual cash bonus incentive award – Similar to base salaries, the target bonus compensation levels for our NEOs for the 2015 and 2016 years were aligned with levels that were in the bottom quarter of our peer group. Again focusing on preserving cash, the Compensation Committee kept bonus target amounts generally consistent from the 2015 year to the 2016 year. With respect to the 2017 year, the Compensation Committee determined to increase bonus targets modestly, to align target bonus compensation levels for our NEO above the bottom quarter of our peer group, but below the median. Following the end of the 2017 year, the Compensation Committee assessed the Company’s performance and, based on the Company’s strong performance and execution in 2017, arrived at a final payout level of 140% of target bonuses to recognize the achievements of both the Company and the NEOs.

●	Annual long-term incentive plan awards – In February 2017, the Compensation Committee approved long-term incentive awards in two different forms: time-based restricted stock and performance-based restricted stock awards, each of which are governed by the 2014 Long Term Incentive Plan (the “LTIP”). The Compensation Committee continued this mix of time and performance-based awards during the 2017 year.

Good Governance and Best Practices

The Compensation Committee continually monitors developing practices in the areas of executive compensation and corporate governance. The following reflect the practices and policies that we feel support a responsible executive compensation program:

●	The Compensation Committee emphasizes long-term performance, with a majority of the NEOs’ total compensation being in the form of long-term incentive awards.

●	We have a policy that prohibits directors, officers and employees from engaging in short sales or in transactions involving derivatives based on our common stock.

●	The Compensation Committee has engaged a compensation consultant that is independent of management and free of conflicts of interest with the Company.

●	We do not provide gross-ups for excise taxes on severance or other payments in connection with a change of control.

●	We have previously recommended that our shareholders be allowed to provide an advisory vote on our executive compensation program on an annual basis. While the vote is not binding on the Company, we believe that it is good corporate practice to receive feedback from our shareholders regularly, and we have decided to seek their advisory vote annually. In connection with the advisory vote that was held last year during the 2017 Annual Meeting, our shareholders approved our executive compensation program by approximately 99%. Given the significant support that our shareholders expressed for our executive compensation program, the Compensation Committee did not make any material changes to our program due to the most recent advisory shareholder vote.

Executive Compensation Philosophy

Philosophy to Pay for Performance

In general, our philosophy for executive compensation is based on the premise that a significant portion of each executive’s compensation should be incentive-based or “at-risk” compensation and that executives’ total compensation levels should be competitive in the marketplace for executive talent and abilities. Our current goal is to design a total compensation program that will provide for approximately the median market annual base compensation and incentive-based compensation designed to reward both short and long-term performance. We believe the incentive-based balance is achieved by (i) the payment of annual cash bonuses that consider the achievement of both the Company’s financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of our NEOs to the success of the Company and the achievement of the annual financial performance objectives, (ii) the annual grant of time-based restricted stock awards, which awards are intended to provide a longer term incentive and retention value to our key employees to focus their efforts on increasing the market price of our common stock, and (iii) the grant of performance-based restricted stock awards, which directly align the compensation of our NEOs with the Company’s performance and provides a direct alliance between our NEOs and our stockholders. We believe that these equity-based incentive arrangements are important in attracting and retaining our executive officers and key employees as well as motivating these individuals to achieve our business objectives.

For a more detailed description of the compensation of our NEOs, please see “Executive Compensation Tables” below.

Compensation Philosophy

Our compensation program is structured to provide the following benefits:

●	Reward executives with an industry-competitive total compensation package of base salaries, bonuses and equity awards yielding a total compensation package approaching the median of the market. With respect to the 2015 and 2016 years, our total compensation packages have fallen below the median of our peers, and with respect to the 2017 year we maintained total compensation packages for our NEOs that were below the median of our peers even though our performance places us above the median of our peers.

●	Attract, retain and reward talented executive officers and key management employees by providing total compensation competitive with that of other executive officers and key management employees employed by peers of similar size and in similar lines of business.

●	Motivate executive officers and key employees to achieve strong financial and operational performance.

●	Emphasize performance-based or “at-risk” compensation.

●	Reward individual performance.

Our Compensation Committee determines the mix of compensation, both among short-term and long-term compensation and cash and non-cash compensation, to establish structures that it believes are appropriate for each of our NEOs. In making compensation decisions with respect to each element of compensation, the Compensation Committee considers numerous factors, including:

●	the individual’s particular background and circumstances, including training,

●	the individual’s role with us and the compensation paid to similar persons at comparable peer companies;

●	the demand for individuals with the individual’s specific expertise and experience,

●	achievement of individual and Company performance goals and other expectations relating to the position,

●	comparison to other executives within the Company having similar levels of expertise and experience and the uniqueness of the individual’s industry skills, and

●	aligning the compensation of our executives with our performance on both a short-term and long-term basis.

Executive Compensation Components

The components of our executive compensation program for 2017 and the respective purposes of each within the framework of our compensation philosophy and objectives are described in the table below.

Compensation Component	Description	Purpose and Philosophy
Base Salary	Fixed annual cash compensation

Provides a stable, fixed element of cash compensation. Recognizes and considers the internal value of the position within the Company and the individual’s experience, leadership potential and demonstrated performance.

Annual Cash Bonus Incentive	Annual cash compensation based on annual Company and individual performance goals	Rewards executives for the achievement of annual financial, operating and strategic goals and individual performance. It allows the Compensation Committee to evaluate both objective and subjective considerations when determining final payout amounts.
Long-Term Incentive, in two components –
Performance-based Restricted Stock	Performance awards - equity compensation with payout based on total stockholder return in relation to peers generally over a three-year period

Ensures that realized value to the executive aligns with value delivered to stockholders. Realized value is dependent on the Company’s performance over the long-term (approximately three years), with performance payout being dependent on relative total stockholder return against industry peers. Reinforces executive stock ownership through a combination of award types, encourages executives to take the proper level of risk in developing and executing our business plans with a true long-term focus. The awards are critical to our ability to attract, motivate and retain our key employees.

Time-Based Restricted Stock	Restricted stock - equity compensation with time-based, three-year vesting
Other Compensation	Retirement benefits	Addresses post-retirement welfare of executives

In determining compensation components and their design, the Compensation Committee also considers the typical practices of our industry peers. Compensation opportunities approximate the median of our peers based on values at the date of Compensation Committee approval; however, the values ultimately realized by the NEOs are largely based on the Company’s performance.

Compensation Setting Process

Role of the Compensation Committee and the CEO. As a part of its oversight of our executive compensation program, the Compensation Committee:

●	administers our executive compensation program,

●	establishes our overall compensation philosophy and strategy, and

●	ensures NEOs are rewarded appropriately in light of the guiding principles as described in the sections above.

In determining the compensation of the NEOs, other than the CEO, the Compensation Committee considers the CEO’s evaluation of their performance and his recommendations as to their compensation, but the Compensation Committee makes all final decisions regarding the NEOs’ compensation. The Compensation Committee determines the individual elements of the CEO’s total compensation and benefits, approves specific annual corporate goals and objectives relative to the CEO’s and the other NEO’s compensation and reviews the CEO’s performance in meeting these corporate goals and objectives. The Compensation Committee also reviews historical target and actual compensation levels to determine whether the compensation plan design is meeting the Compensation Committee’s objectives of providing fair compensation and effective retention and supporting the program’s emphasis on pay-for-performance.

Role of the Compensation Consultant and Information Obtained from Longnecker during 2017. The Compensation Committee has the authority to engage the services of outside advisors, experts and others to assist in performing its responsibilities. It selects our compensation consultant taking into consideration the factors identified by the SEC rules and regulations and the NYSE listing standards on this subject. For 2017, the Compensation Committee retained Longnecker to serve as an independent consultant to the Compensation Committee to provide information and objective advice regarding executive and director compensation. All of the decisions with respect to our executive compensation, however, are made by the Compensation Committee. The Compensation Committee did not direct Longnecker to perform its services in any particular manner or under any particular method. The Compensation Committee has the final authority to hire and terminate the compensation consultant, and the Compensation Committee evaluates the compensation consultant annually. Longnecker does not provide any services to the Company other than in its role as advisor to the Compensation Committee, and the Compensation Committee has determined, under the independence factors established by the SEC and the NYSE, that no conflicts of interest exist as a result of the engagement of Longnecker and that Longnecker is considered to be an independent consulting firm.

One of the services that Longnecker provided during the 2017 year was assisting the Compensation Committee in determining an appropriate peer group. The peer group reflects a current sampling of companies within our industry that Longnecker and we believe we compete with for talented executives and that are comparable in size based on market capitalization, revenue, total assets, net income and enterprise value. Longnecker was also asked to ensure appropriateness, defensibility and applicability of peers following our Silver Hill acquisition that closed in two parts in late 2016 and early 2017 respectively. We plan to review our peer group on an annual basis to ensure that we continue to have an appropriate and relevant basis on which to compare our compensation program within our industry. The peers that we used for general compensation comparisons with respect to 2017 compensation decisions were as follows:

Antero Resources Corporation
Cabot Oil & Gas Corporation
Cimarex Energy Co.
Concho Resources, Inc.

Diamondback Energy, Inc.
Energen Corp.
Laredo Petroleum, Inc.
Newfield Exploration Co.
Oasis Petroleum Inc.
Parsley Energy, Inc.
PDC Energy, Inc.
QEP Resources, Inc.
Range Resources Corporation
SM Energy Company
Whiting Petroleum Corp.
WPX Energy, Inc.

In setting compensation for 2017, the Compensation Committee used 2016 compensation data as it deemed appropriate, but also took into consideration certain findings and general recommendations from Longnecker. In its report, Longnecker provided competitive data for similarly situated executives at the peer group companies (if such data was available for a particular NEO), focusing on the following elements of compensation: (i) the annual base salary, (ii) the target annual cash incentive bonus, assuming target performance is achieved, (iii) the total target annual cash compensation consisting of the two elements referenced above, (iv) the value of long-term incentive awards as of the date of grant and (v) the total direct compensation, consisting of the total target annual cash compensation and the value of long-term incentive awards as of the date of grant. Longnecker also analyzed how these elements of compensation compare to elements of compensation afforded to our executive officers, including the NEOs.

Based on the recommendations of our CEO for our other NEOs, and taking into account Longnecker’s analysis, the Compensation Committee determined that a material amount of executive compensation should be tied to performance and a significant portion of the total prospective compensation of each NEO should be tied to financial and operational objectives. These performance metrics include performance criteria relative to our peer group. In general, during periods when performance meets or exceeds established objectives, our NEOs should be paid at or above targeted levels, respectively. When our performance does not meet key objectives and falls below the threshold, no bonus payments will generally be made to such executive officers. The decisions that were made with respect to individual elements of compensation are described more fully below within the section titled “Elements of the Company’s Compensation Program.”

Because the competitive compensation information found at our peers is just one of the inputs used in setting executive compensation, the Compensation Committee has discretion in determining the nature and extent of its use. When exercising its discretion, the Compensation Committee may consider factors such as the nature of officer’s duties and responsibilities as compared to the corresponding position in the peer group, the experience and value the officer brings to the role, the officer’s performance results, demonstrated success in meeting key financial and other business objectives and the amount of the officer’s pay relative to the pay of his or her peers within the Company.

Elements of the Company’s Compensation Program

The following sections describe in greater detail each of the components of our executive compensation program and how the amounts of each element were determined for 2017.

Base Salary

The Compensation Committee reviewed with Longnecker its base salary survey data and analyzed how effectively the survey data matched each executive’s duties and responsibilities. The Compensation Committee determined that each NEO’s base salary was generally below our goal of aligning with the median of our peer group companies as base salaries were still within the twenty-fifth percentile of our peers. Accordingly our Compensation Committee approved 2017 base salaries for the NEOs at the following amounts:

NEO	2017 Base Salary	2016 Base Salary
Steven Gray	$800,000	$600,000
Scott McNeill	$460,000	$420,000
Zane Arrott	$440,000	$400,000
William Huck	$425,000	$375,000
James Mutrie	$375,000	$350,000
Erik Daugbjerg	$400,000	$325,000

Annual Cash Bonus Incentive Program

Annual cash bonuses are a significant component of our compensation program. In determining cash bonuses, the Compensation Committee uses Company-wide performance metrics as guidelines to assess our overall performance and individual discretionary metrics to evaluate the individual performance of our NEOs. By having the Compensation Committee review Company performance metrics we are considering key performance criteria that drives stockholder value over time. Also taking into consideration non-quantifiable and individual NEO performance allows the Company to make appropriate adjustments based on the individual successes of our executives.

For the 2017 year the Compensation Committee set a target bonus amount for each NEO that was equal to a percentage of the NEO’s base salary for the 2017 year. Although the Compensation Committee retains the discretion to modify this target amount in its discretion, setting an estimated target bonus amount at the beginning of the year provides the NEOs with an approximate incentive goal for that year. For the 2017 fiscal year, the target bonus amounts were as follows:

NEO	Target Percentage of Salary	Target Bonus Amount
Steven Gray	120%	$960,000
Scott McNeill	95%	$437,000
Zane Arrott	95%	$418,000
William Huck	85%	$361,250
James Mutrie	75%	$281,250
Erik Daugbjerg	80%	$320,000

For fiscal year 2017, the Compensation Committee determined that the annual bonus would be based on six factors. Although the Compensation Committee does not use a specific formula for the bonus determination, it determined that the 2017 bonus would generally be based fifty percent on five pre-determined Company performance factors, and fifty percent on discretionary factors that the Compensation Committee determined to be appropriate for bonus considerations throughout the 2017 year. In light of decreasing commodity prices at the beginning of 2017 and the uncertainty whether such prices would continue to decrease or rebound, the Compensation Committee determined that it was necessary to allow a large portion of the 2017 bonuses to be determined based on factors that would accurately reflect how the named executive officers directed the Company through the uncertain environment that existed at the beginning of the 2017 year. Additionally, the Compensation Committee chose not to use factors that focused on growth, but rather, focused on costs and capital efficiency. The Compensation Committee also desired to retain the flexibility to focus on events that impacted the Company’s balance sheet outside of the NEO’s control.

The Compensation Committee reviewed the following five specific performance factors in order to assess the Company’s performance throughout the year: (i) lease operating expense per barrel of oil equivalent (“BOE”); (ii) cash general and administrative expense (“G&A”) per BOE; (iii) finding and development costs, calculated both on a proved developed and drill bit finding cost basis; (iv) the ratio of the Company’s capital expenditures to production added; and (v) the Company’s production growth per debt-adjusted share recycle ratio (defined as operating margin divided by finding costs). Although the Compensation Committee does not assign any specific value to the Company performance guidelines and neither target goals nor actual results will guarantee that any portion of the bonus becomes payable, the Compensation Committee did set an estimated target for the five performance guidelines in 2017, in order to better evaluate the Company’s overall performance at the end of the year. The target goals and the Company’s actual performance results for each performance guideline used in 2017 are set forth below.

2017 Bonus Criteria	Percentage Weighting	Threshold Metric	Target Metric	Actual Metric
Lease Operating Expense/BOE	10%	$6.18/BOE	$5.56/BOE	$6.09

Cash G&A/BOE	5%	$1.50/BOE	$1.35/BOE	$1.50
Finding and Development Costs:

Proved Developed Finding & Development Cost, $/BOE*	5%	$10.47/BOE	$9.42/BOE	$14.20

Drill Bit Finding & Development Cost, $/BOE*	5%	$5.00/BOE	$4.50/BOE	$7.25
Capital Expenditures/Production Added	10%	$32,700	$32,700	$37,800
Production Growth Per Debt Adjusted Share**	15%	24%	29%	21%

*	Excludes revisions to reserves and acquisitions.
**	Excludes certain effects of acquisition costs.

The Compensation Committee did not set specific individual goals for the NEOs at the beginning of 2017. In the first part of 2018, the Compensation Committee consulted with the Company’s Chief Executive Officer (with respect to the NEOs other than himself) to evaluate the individual performance of the executives for the 2017 year. The Compensation Committee also reviewed the fiscal year 2017 performance factors above, evaluated the Company’s achievement of these goals and considered the performance of the Company and the NEO’s in the context of the economic environment upstream companies operated in in 2017. The Committee considered, in particular, that oil prices were lower than budgeted by the Company in 2017 and service costs were significantly higher, resulting in difficulty for the Company to achieve the performance factors above, since they were based largely on cost and efficiency measures and difficult to achieve with falling oil prices and higher than anticipated service costs. The Compensation Committee also considered that the NEO’s led the successful integration of the Company’s $2.4 billion acquisition of Silver Hill, nearly doubling the acreage of the Company and expanding its workforce by over sixty percent, and met the production, capex and other guidance numbers the Company provided to the public at the start of 2017. In addition, the NEO’s led the expansion of the Company into a new, core operating basin, the Delaware Basin, and the Company incurred substantial costs in connection with preparing the Delaware Basin for efficient, full-scale development, such as acquiring and building fresh and salt water facilities and tank batteries. By the end of 2017, the NEO’s had prepared the Company’s Delaware Basin assets for efficient development similar to the Company’s Midland Basin assets. In light of the fact that the executive team was responsible for multiple accomplishments that exceeded the Compensation Committee’s expectations for the 2017 year, the Compensation Committee determined that it would be appropriate to pay annual bonus awards at 140% of target amounts for the 2017 year. Actual amounts paid to the NEOs are reflected within the “Bonus” column of the Summary Compensation Table below.

Annual Long-term Incentive Awards

Late in the 2016 year, the Compensation Committee began the process of determining the total dollar amount of the 2017 annual long-term incentive awards to be granted to each NEO by engaging Longnecker to review competitive compensation data related to long-term incentive awards, including median award levels at companies within the Company’s peer group, in accordance with our compensation philosophy to generally target the mid-range of compensation at our peers. In January 2017, the Compensation Committee reviewed each NEO’s total compensation level and each NEO’s performance, along with Longnecker’s peer group information regarding target long-term incentive values granted to executives at our peer companies with similar positions as the NEOs. Although the Compensation Committee may review the size and current value of prior long-term incentive awards, it did not consider prior award values dispositive in determining the 2017 long-term incentive award for the NEOs due to the fact that 2015 and 2016 compensation appeared to be well below market levels and the Compensation

Committee believes that future awards should be competitive with the NEO’s current peer group positions in order to retain and motivate the NEOs. At the Compensation Committee’s February 2017 meeting, the Compensation Committee concluded that each NEO should be eligible for an annual long-term incentive award targeted at approximately the seventy-fifth percentile level for each NEO’s position and accordingly made equity awards at levels that approximated those percentile goals using the grant date value of our stock.

The Compensation Committee next reviewed our approach for delivering long-term incentives to NEOs. As a part of its review, the Compensation Committee considered the balance of risk in the long-term incentive program, peer company practices and input from senior management and Longnecker. In accordance with the pay-for-performance philosophy of our compensation program, the Compensation Committee re-approved the mix of long-term incentives for NEOs for 2017 at fifty percent performance-based restricted stock awards and fifty percent time-based restricted stock awards. The Compensation Committee believes this mix of long-term incentive awards provides a good balance of risk, where restricted stock awards provide a retention and incentive feature, and performance awards provide benefits based on the performance of our stock price over a three-year period in relation to certain peers total stockholder return.

For 2017, the approved dollar amounts of the aggregate long-term incentive awards granted to each NEO, and the allocation among the two award types, are shown in the table below. To arrive at the resulting number of restricted shares and target performance awards granted, the dollar value of the award was divided by the closing price of our common stock on the day prior to the date of grant.

NEO	Target Long-Term Incentive Percentage of Salary (%)	Total Target Value ($)(1)	Allocation Among Awards (1)
			Time-Based Restricted Stock (#)	Performance-Based Restricted Stock (#)(2)
Steven Gray	700	$5,600,000	66,225	132,450
Scott McNeill	525	$2,415,000	28,560	57,120
Zane Arrott	500	$2,200,000	26,017	52,034
William Huck	475	$2,018,750	23,874	47,748
James Mutrie	400	$1,500,000	17,739	35,478
Erik Daugbjerg	425	$1,700,000	25,104(3)	40,208

(1)	These dollar amounts may vary from the values disclosed in the Summary Compensation Table and the 2017 Grants of Plan-Based Awards table below because those amounts are calculated based on the grant date fair value of the awards in accordance with SEC rules. See the footnotes to those tables for further information regarding the methodology for determining the values of the awards for purposes of those tables.

(2)	The number reflected in this column shows the target number of awards granted, but the amounts that could be earned are capped at a maximum of 100% of this target grant number (with a full payment range between 0-100% of target). This reflects a change from the design of the performance-based restricted stock units granted in 2015, some awards of which will still be reflected in the equity tables following this CD&A. The target number of 2015 awards could receive a payout of 0-200%.

(3)	Includes a one-time bonus of 5,000 shares of time-based restricted stock granted to Mr. Daugbjerg for helping to close the Silver Hill transaction.

Time-Based Restricted Stock Awards. For the 2017 restricted stock awards, the awards vest in three equal installments on each anniversary of the date of grant, subject to the NEO remaining employed with us continuously through the vesting dates. Potential acceleration events are described further below within the section titled “Potential Payments Upon Termination or Change in Control.” Any individual, including our NEOs, that holds an outstanding restricted stock award will hold voting and dividend rights with respect to each underlying share of our common stock.

Performance-Based Restricted Stock Awards. For the 2017 performance awards, the Compensation Committee determined that performance should be measured objectively rather than subjectively and should be based on relative total stockholder return, or “TSR” (as defined in the award agreements) over a three-year performance period. The Compensation Committee believes relative TSR is an appropriate long-term performance metric because it generally reflects all elements of a company’s performance and provides the best alignment of the interests of management and our stockholders. The Compensation Committee also believes that the performance unit program provides a good balance to the restricted stock program.

The Compensation Committee used the 16-company peer group identified by Longnecker in its 2017 report for purposes of comparing TSR for our 2017 performance awards. As depicted in the following table, the payout will range from zero percent to 100 percent of a target number of performance awards awarded based on our relative ranking in the peer group at the end of the three-year performance period that begins January 1, 2017 and ends on December 31, 2019, with applicable vesting to occur on January 1, 2020. The 2015 and 2016 performance awards were also designed using the same TSR performance metric as described above, although the TSR ranking for the 2016 awards ranged from 1-18. The 2015 TSR awards were designed with target awards granted at 100%, with a potential payout range of 0-200% of those target amounts. The Compensation Committee lowered the range of potential payments to 0-100% of target grant awards for both the 2016 and 2017 awards. This change in the potential payment range for the 2016 and 2017 awards does not modify the value of our equity awards on the grant date from the equal 50 percent split between time-based awards and performance-based awards, as the target value of awards reflected below will now also be the maximum number of performance-based awards that may become earned during the performance period.

TSR Rank Against Peers (1 = First Ranked)	Percentile Ranking	Percent of Target Shares to Become Vested
1	100%	100%
2	94%	96%
3	88%	90%
4	81%	84%
5	75%	78%
6	69%	72%
7	63%	66%
8	56%	60%
9	50%	55%
10	44%	48%
11	38%	42%
12	31%	36%
13	25%	30%
14	19%	0%
15	13%	0%
16	6%	0%
17	0%	0%

The performance period for the 2015 performance awards ended on December 31, 2017, although the awards did not vest fully until January of 2018 following certification of the performance period. The Company’s performance was at number five, therefore the 2015 awards vested at 145% for those awards. As of December 31, 2017, the Company’s TSR ranking for the 2016 and 2017 performance awards, respectively, would be at number four and six, so 86% and 72% of the 2016 and 2017 TSR awards would vest based on the Company’s performance. However, the awards will generally not vest, if at all, until immediately following the end of the performance period, so it is unknown at this time what percentage of the 2016 and 2017 awards could eventually become vested. Amounts within the Outstanding Equity Awards Table at Fiscal Year-End are time-shot estimates as of December 31, 2017 and are subject to change.

Assuming a continuation of this approach to our performance awards, the awards granted each year provide an additional balance of risk to the long-term incentive award program because a new performance period starts at the beginning of each year. In administering the annual long-term incentive plan, performance awards are currently made to NEOs under the following guidelines:

●	All long-term incentive awards are approved during the regularly scheduled February Compensation Committee meeting.

●	We do not time the release of material non-public information to affect the value of the executive equity compensation awards.

●	Annual performance awards cliff vest after approximately three years, subject generally to the continued employment of the executive officer.

Other Compensation Elements

Perquisites

The Compensation Committee reviews the desirability of providing perquisites to our NEOs from time to time. During the 2016 year, the Compensation Committee did not provide any perquisites to the NEOs.

Health and Welfare Benefits

Our NEOs participate in health and welfare benefit plans, including medical, dental, disability and life insurance arrangements, on the same basis as the Company’s other employees. We share the cost of health and welfare benefits with our employees, a cost that is dependent on the level of benefits coverage that each employee elects.

Retirement Plans

All eligible employees, including the NEOs, may participate in our 401(k) Plan. We provide an employer match into the 401(k) Plan that is up to five percent of the amount that the employee has deferred into the plan, and all employer contributions are 100% vested at all times. The amounts that we contributed on each NEOs behalf with respect to the 2017 year have been included in “All Other Compensation” column of the Summary Compensation Table below.

Severance and Change in Control Arrangements

While we have not entered into employment agreements with our executive officers, we have adopted a change in control and severance plan for certain employees, including our NEOs, that contains termination and change in control provisions. We believe such an arrangement assists the Company in retaining executives, provides continuity of management in the event of an actual or threatened change in control and provides the executive with the security to make decisions that are in the best long-term interest of our stockholders. The terms of the severance plan, as well as additional details on potential acceleration events for outstanding equity compensation awards, are described later in the section titled “Potential Payments Upon Termination or Change in Control.”

Prohibited Equity Transactions

We have a policy that prohibits directors, officers or employees from engaging in short sales or in transactions involving derivatives based on our common stock, such as option contracts, straddles, collars, hedges and writing puts or calls. In addition, we have a policy that prohibits directors and executive officers from pledging our securities as collateral for a loan or holding our securities in a margin account without advance approval from the Company. In addition, our policy requires that directors and executive officers must obtain authorization from the Company before entering into a trading plan that, under the SEC’s Rule 10b5-1, would permit the sale of our stock including at times when the director or executive officer is in the possession of material nonpublic information.

Deductibility of Executive Compensation

Section 162(m) of the Code generally places restrictions on the deductibility of executive compensation paid by public companies. Companies that become public pursuant to an initial public offering have a transition period in which to comply with the requirements of Section 162(m) of the Code. We were still within our transition period during the 2017 year, therefore Section 162(m) of the Code was not a material factor in our compensation decisions.

Risk Assessment

We do not believe that our employee compensation policies and practices give rise to risks that are reasonably likely to have a material adverse effect on the Company. When making this determination, we considered the following current compensation items:

●	We provide a balanced mix of compensation elements for our executive officers, including (i) cash and equity, (ii) annual and long-term incentive opportunities and (iii) time-based and performance-based incentive awards.

●	We intend for a significant component of our executive compensation program to depend upon the long-term success of the Company, therefore equity compensation awards are generally granted with three-year vesting schedules.

●	While we use Company performance metrics as a guideline for determining annual cash bonuses for the employees, we reserve discretion to consider the risks facing the Company and the market conditions at the time of award determinations in order to ensure that we can provide appropriate pay for performance. The Company may always use negative discretion to lower a target bonus award.

●	We feel that the Company has set proper ethical and moral expectations of its employees through our policies and procedures applicable to all employees.

●	Our executive officers are subject to various restrictions regarding our securities, as further described above under the heading “Prohibited Equity Transactions.”

Compensation Committee Interlocks and Insider Participation

Messrs. Ramsey, Huseman and Armes served on the Compensation Committee throughout the entire fiscal year 2017. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation Committee. No member of our Board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Compensation Committee Report

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Report.

By the Compensation Committee of the Board of Directors of RSP Permian, Inc.

Matthew Ramsey

Kenneth Huseman

Joseph Armes

Executive Compensation Tables

Summary Compensation Table

The following table summarizes, with respect to our current NEOs, information relating to the compensation earned for services rendered during the fiscal years ended December 31, 2017, 2016 and 2015, to the extent that the individual was deemed to be a NEO for that year.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Steven Gray	2017	800,000	1,344,000	6,392,699	13,500	8,550,199
(Chief Executive Officer)	2016	600,000	900,000	3,953,869	13,250	5,467,119
	2015	600,000	810,000	2,602,379	13,250	4,025,629

Scott McNeill	2017	460,000	611,800	2,756,870	13,500	3,842,170
(Chief Financial Officer)	2016	420,000	567,000	2,012,882	13,250	3,013,132
	2015	420,000	510,300	1,593,952	13,250	2,537,502

Zane Arrott	2017	440,000	585,200	2,511,421	13,500	3,550,121
(Chief Operating Officer)	2016	400,000	525,000	1,917,030	13,250	2,855,280
	2015	400,000	432,000	1,409,595	13,250	2,254,845

William Huck	2017	425,000	505,750	2,304,530	13,500	3,248,780
(Executive Vice President of Operations)	2016	375,000	515,000	1,347,921	0	2,237,921
	2015	360,000	364,500	1,171,050	0	1,895,550

James Mutrie	2017	375,000	393,750	1,712,346	13,500	2,510,846
(Vice President, General Counsel and Corporate Secretary)	2016 2015	350,000 340,000	450,000 344,250	1,048,383 921,667	13,250 1,417	1,861,633 1,607,334

Erik Daugbjerg	2017	400,000	648,000(4)	2,153,689(5)	13,500	3,215,189
(Executive Vice President of Land and Business Development)	2016	325,000	400,000	973,489	9,198	1,707,687

(1)	Amounts in the “Bonus” column were paid pursuant to our annual bonus plan and were paid in the first quarter of the year following the year to which the bonus relates.

(2)	The amounts reflected in the “Stock Awards” column above represent the aggregate grant date fair value for the restricted stock awards granted under the LTIP, calculated in accordance with the FASB Accounting Standards Codification Topic 718, Stock Compensation (“Topic 718”). The amounts are consistent with the estimate of aggregate compensation costs to be recognized over the service period for accounting purposes, excluding the estimate of potential forfeitures, and do not necessarily correspond to the actual value that will be recognized by the named executive officers. Additional information on the assumptions used in the computation of these amounts is included in Note 8 to our consolidated financial statements for the year ended December 31, 2017. The amounts above for the 2017 year reflect the aggregate grant date value for the time-based and the performance-based awards. The portion of the amounts disclosed above for our performance-based awards have a performance vesting requirement and were calculated using probable outcomes for the awards on the applicable grant date, which was the target level of awards granted. As described within the CD&A above, the target and maximum award levels are the same for the 2017 and 2016 performance-based awards.

(3)	The amounts reflected in the “All Other Compensation” column represent the amounts that we contributed to each named executive officer’s account in our retirement plan that is governed by section 401(k) of the Code.

(4)	Includes a one-time bonus of $200,000 awarded to Mr. Daugbjerg for helping to close the Silver Hill transaction.

(5)	Includes a one-time bonus of 5,000 shares of time-based restricted stock granted to Mr. Daugbjerg for helping to close the Silver Hill transaction.

Grants of Plan-Based Awards for 2017

The following table sets forth, for each NEO, information about grants of plan-based awards made during the year ended December 31, 2017.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock Awards ($)
		Target (#)(1)
Steven Gray	2/21/17	132,450	66,225	6,392,699
Scott McNeill	2/21/17	57,120	28,560	2,756,870
Zane Arrott	2/21/17	52,034	26,017	2,511,421
William Huck	2/21/17	47,748	23,874	2,304,530
James Mutrie	2/21/17	35,478	17,739	1,712,346
Erik Daugbjerg	2/21/17	40,208	25,104	2,153,689

(1)         We have reflected the target number of performance-based restricted stock awards that were granted to each NEO during the 2017 year in the “Target” column, although the target and maximum numbers are the same for the 2017 awards. The awards may vest at various levels between 0-100% of the target number, as further described within the “Compensation Discussion and Analysis” section above.

(2)         See footnote 2 to the Summary Compensation Table for information regarding the calculation of the grant date fair value of all equity awards granted during the 2017 year.

Discussion of Summary Compensation and Grants of Plan-Based Awards Tables

We do not maintain employment agreements with our NEOs, although each executive is eligible to participate in the Company’s severance plan. Potential severance and change in control benefits provided through that severance plan are further described below within the section titled “Potential Payments Upon Termination or Change in Control.”

We granted both time-based and performance-based LTIP awards during the 2017 year. Vesting schedules applicable to each of these awards have been described within the “Compensation Discussion and Analysis” section above. Potential vesting acceleration events applicable to those awards are described below within the section titled “Potential Payments Upon Termination or Change in Control.”

Salary and Cash Bonus in Proportion to Total Compensation

The following table sets forth the percentage of each NEO’s total compensation for the year ended December 31, 2017 that was paid in the form of base salary and bonus:

Name	Percentage of Total Compensation
Steven Gray	16%
Scott McNeill	16%
Zane Arrott	16%
William Huck	16%
James Mutrie	16%
Erik Daugbjerg	20%

Outstanding Equity Awards at Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards held by our NEOs as of December 31, 2017. The vesting dates for each award are shown in the accompanying footnotes. The market value of the stock awards is based on the closing market price of our common stock as of December 31, 2017, which was $40.68.

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares That Have not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)(2)(3)
Steven Gray	137,711	5,602,083	346,912	15,659,528
Scott McNeill	66,476	2,704,244	170,868	7,470,177
Zane Arrott	61,514	2,502,390	158,525	6,892,353
William Huck	49,851	2,027,939	125,679	5,685,714
James Mutrie	38,005	1,546,043	96,276	4,321,090
Erik Daugbjerg	43,450	1,767,546	95,250	4,439,931

(1)	The restricted stock awards in these columns are comprised of various grants from 2017, 2016 and 2015, each of which has a vesting schedule that will be satisfied by the executive providing services to us for a specified period of time. The executives received restricted stock in 2017 in the following amounts (in shares): Mr. Gray, 66,225; Mr. McNeill, 28,560; Mr. Arrott, 26,017; Mr. Huck, 23,874; Mr. Mutrie, 17,739; and Mr. Daugbjerg, 25,104 (5,000 of which were related to a one-time grant in recognition of his efforts in closing the Silver Hill transaction). The 2017 awards vest in three equal installments on the anniversary of the grant date of February 21, 2017. The executives received restricted stock in 2016 in the following amounts: Mr. Gray, 85,139; Mr. McNeill, 43,344; Mr. Arrott, 41,280; Mr. Huck, 29,025; Mr. Mutrie, 22,575; and Mr. Daugbjerg, 20,962. The 2016 awards vest in three equal installments on the anniversary of the grant date of February 11, 2016. The executives received restricted stock in 2015 in the following amounts: Mr. Gray, 44,183; Mr. McNeill, 27,062; Mr. Arrott, 23,932; Mr. Huck, 19,882; Mr. Mutrie, 15,648; and Mr. Daugbjerg 13,117. The 2015 awards vest in three equal installments on the anniversary of the grant date of March 1, 2015.

(2)	The market value of the outstanding equity awards was calculated using the closing price of our common stock as of December 31, 2017 of $40.68 (which was the price of our stock on December 29, 2017, the last trading day of the year).

(3)

The awards reflected in these columns are comprised of three grants over years 2015-2017, of restricted stock awards which are subject to certain performance conditions (described in detail within the Compensation Discussion and Analysis). As of December 31, 2017, the NEOs held the following target amounts of performance awards granted in 2017: Mr. Gray, 132,450; Mr. McNeill, 57,119; Mr. Arrott, 52,034; Mr. Huck, 47,748; Mr. Mutrie, 35,478; and Mr. Daugbjerg 40,208. As of December 31, 2017, the NEOs held the following target amounts of performance awards granted in 2016: Mr. Gray, 170,279; Mr. McNeill, 86,687; Mr. Arrott, 82,559; Mr. Huck, 58,050; Mr. Mutrie, 45,150; and Mr. Daugbjerg 41,925. As of December 31, 2017, the NEOs held the following target amounts of performance awards granted in 2015: Mr. Gray, 44,183; Mr. McNeill, 27,062; Mr. Arrott, 23,932; Mr. Huck, 19,882; Mr. Mutrie, 15,648; and Mr. Daugbjerg 13,117. With respect to the 2017 awards, we have assumed that if the performance criteria were determined on December 31, 2017 (rather than the actual performance period ending in 2020) our performance compared to our peers would be ranked at number 6, which would vest the performance units at seventy-two percent of the target number of awards. Amounts reported herein are reported as if the next level of performance that exceeds actual performance on December 31, 2017 had been achieved, which such level of performance would have resulted in the vesting of performance units at seventy-eight percent of the target number of awards. With respect to the 2016 awards, we have assumed that if the performance criteria were determined on December 31, 2017 (rather than the actual performance period ending date in 2019) our performance compared to our peers would be ranked at number 4, which would vest the performance units at eighty-six percent of the target number. Amounts reported herein are reported as if the next level of performance that exceeds actual performance on December 31, 2017 had been achieved, which such level of performance would have resulted in the vesting of performance units at ninety-one percent of the target number of awards. Subject to the satisfaction of the performance criteria, the 2017 awards will cliff vest on January 1, 2020. Subject to the satisfaction of the performance criteria, the 2016 awards will cliff vest on January 1, 2019. The remainder of the awards in this column reflect the adjusted 2015 grants. With respect to the 2015 awards, we have assumed that if the performance criteria were determined on December 31, 2017, our performance compared to our peers would be ranked at number 5, which would vest the performance units at 145% of the target number. On January 4, 2018, the 2015 awards did in fact vest, at 145% of the target number; however, amounts reported herein are reported as if the next level of performance that exceeds actual performance on December 31, 2017 had been achieved, which such level of performance would have resulted in the vesting of performance units at 160% of the target number of awards.

Option Exercises and Stock Vested in 2016

The following table reflects the lapse of restrictions, during the year ended December 31, 2017, on equity compensation awards held by our NEOs:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Steven Gray	123,608	5,411,137
Scott McNeill	64,335	2,815,366
Zane Arrott	67,028	2,943,092
William Huck	48,864	2,151,012
James Mutrie	31,501	1,365,930
Erik Daugbjerg	29,060	1,271,488

(1)	The number of shares acquired is reported on a gross basis. We withheld the necessary number of shares of common stock in order to satisfy withholding taxes from stock awards, thus the named executive officers actually received a lower number of shares of our common stock than the numbers reported in this table.

(2)	The value realized on vesting is calculated based upon the applicable closing market price of the number of shares acquired (on a gross basis) on the applicable vesting date for each award. It does not represent cash amounts received.

Potential Payments Upon Termination or Change in Control

We believe that it is important to provide our NEOs with certain severance and change in control payments and/or benefits in order to establish a stable work environment for the individuals responsible for our day-to-day management. We historically have not maintained any employment, severance or change in control agreements with any of our NEOs. However, in order to better assist us in our above-stated goal, during 2014 we adopted the Executive Change in Control and Severance Plan (the “Severance Plan”), which covers our NEOs and certain other executives. Awards that have been made under the terms of the LTIP to our NEOs are also subject to certain termination and/or change in control provisions. The following text describes certain relevant information in regards to such obligations.

Payments upon Termination by Executive without Good Reason or by Company with Cause

Under the Severance Plan, no obligations are paid upon a termination of employment by an NEO without Good Reason or by us for Cause (each as defined in the Severance Plan and summarized below) other than items that are accrued or vested but unpaid as of the date of termination. No additional payments are made and outstanding equity awards are forfeited in accordance with the terms of the applicable award agreement and the LTIP.

Payments upon Termination Due to Disability or Death

Under the Severance Plan, our NEOs are entitled to receive the following in the event of a termination due to death or Disability (as defined in the Severance Plan and summarized below):

Salary	A cash lump sum payment in an amount equal to one year of the NEO’s then current base salary.

Annual bonus	A cash lump sum payment equal to the prorated annual bonus for the calendar year in which the NEO’s termination occurs.

Continued health benefits	Medical/dental/COBRA coverage for executive, spouse and dependents for an 18-month period beginning on the date of the applicable termination on the same basis as provided immediately prior to termination.

Payments upon Termination by Executive with Good Reason or by Company without Cause

Under the Severance Plan, our NEOs are entitled to receive the following in the event of a termination by the NEO for Good Reason or by us without Cause:

Salary	A cash lump sum payment in an amount equal to 1.5 times (2 times, in the case of our CEO) the NEO’s then current base salary.

Annual bonus	A cash lump sum payment equal to the prorated annual bonus for the calendar year in which the NEO’s termination occurs.

Performance bonus	A cash lump sum payment equal to 1.5 times (2 times, in the case of our CEO) the greater of (a) the NEO’s average annual performance bonus for the preceding two calendar years or (b) the NEO’s target annual performance bonus for the calendar year in which the NEO’s termination occurs.

Outstanding equity awards	All outstanding equity awards vest and become exercisable and non-forfeitable. With respect to performance-based vesting requirements of restricted stock awards, the applicable performance period will be deemed to end immediately prior to the termination and satisfaction of the applicable performance goals will be based upon actual performance as of the end of the deemed performance period.

Continued health benefits	Medical/dental/COBRA coverage for executive, spouse and dependents for an 18-month period (2-year period for our CEO) beginning on the date of the applicable termination on the same basis as provided immediately prior to termination.

Definition of Cause	A good faith determination by two-thirds (2/3) of the Board of Directors that the executive (i) has been convicted of a misdemeanor involving moral turpitude or a felony, (ii) has engaged in grossly negligent or willful misconduct in the performance of his duties for the Company (other than due to the executive’s incapacity due to physical or mental illness), which causes a material detrimental effect on the Company and which actions continued for a period of thirty (30) days after a written notice of demand for performance has been delivered to such executive, (iii) has engaged in conduct which is materially injurious to the Company or (iv) has committed an act of fraud.

Definition of Good Reason	The occurrence of (i) a material reduction in the executive’s base compensation, (ii) a material diminution in the executive’s authority, duties or responsibilities, (iii) a permanent relocation in the geographic location at which the executive must perform services to a location more than 50 miles from the location at which the executive normally performed services immediately before the relocation, (iv) a material reduction in the authority, duties, or responsibilities of the person to whom the executive reports or (v) any other action or inaction that constitutes a material breach by the Company of its obligations under the Severance Plan.

Payments upon a Change in Control without Termination

The only “single-trigger” change in control benefit provided to our NEOs is the accelerated vesting of outstanding equity awards held by a NEO immediately prior to a change in control. With respect to the performance-based vesting requirements of restricted stock awards, the performance period will be deemed to end immediately prior to a change in control event and satisfaction of the applicable performance goals will be based upon actual performance as of the end of the revised performance period.

Payments upon a Change in Control and Termination for Good Reason or without Cause

If the NEO terminates employment with us for Good Reason or is terminated by us without Cause within two years following a change in control, the NEO is entitled to receive the following:

Salary	A cash lump sum payment in an amount equal to 2.5 times (3 times, in the case of our CEO) the NEO’s then current base salary.

Annual bonus	A cash lump sum payment equal to the prorated annual bonus for the calendar year in which the NEO’s termination occurs.

Performance bonus	A cash lump sum payment equal to 2.5 times (3 times, in the case of our CEO) the greater of (a) the NEO’s average annual performance bonus for the preceding two calendar years or (b) the NEO’s target annual performance bonus for the calendar year in which the NEO’s termination occurs.

Outstanding equity awards	All outstanding equity awards vest and become exercisable and non-forfeitable. With respect to performance-based vesting requirements of restricted stock awards the applicable performance period will be deemed to end immediately prior to the termination and satisfaction of the applicable performance goals will be based upon actual performance as of the end of the deemed performance period.

Continued health benefits	Medical/dental/COBRA coverage for executive, spouse and dependents for a 2.5 year period (3 years for our Chief Executive Officer) beginning on the date of the applicable termination on the same basis as provided immediately prior to termination.

Definition of Change in Control	Any one of the following generally constitutes a Change in Control: (i) a consummation of an agreement to acquire or a tender offer for beneficial ownership by any person, of fifty percent or more of either (x) the then outstanding shares of Company common stock or (y) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors, (ii) individuals who constitute the incumbent Board of Directors cease for any reason to constitute at least a majority of the Board of Directors; (iii) consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company or an acquisition of assets of another entity or (iv) approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.

Tax Gross-Up

The Severance Plan does not provide a tax gross-up provision for federal excise taxes that may be imposed under section 4999 of the Code. Instead, the Severance Plan includes a modified cutback provision, which states that, if amounts payable to a plan participant under the Severance Plan (together with any other amounts that are payable by us as a result of a change in control (the “Payments”) exceed the amount allowed under section 280G of the Code for such participant, thereby subjecting the participant to an excise tax under section 4999 of the Code, then the Payments will either be: (i) reduced to the level at which no excise tax applies, such that the full amount of the Payments would be equal to $1 less than three times the participant’s “base amount,” which is the average W-2 earnings for the five calendar years immediately preceding the date of termination, or (ii) paid in full, which would subject the participant to the excise tax. We will determine, in good faith, which alternative produces the best net after tax position for a participant. The Severance Plan may be amended or terminated by resolution of two-thirds of our Board of Directors, except that (i) no amendment adopted within one year prior to a change in control may adversely affect any plan participant without his or her consent, (ii) no amendment may be made at the request of a third party that takes steps to effectuate a change in control or otherwise in connection with a change in control and (iii) no amendment may be made within two years following the occurrence of a change in control that would adversely affect any individual who is a plan participant on the change in control date.

Quantification of Payments

The table below discloses the amount of compensation and/or other benefits due to the NEOs in the event of their termination of employment and/or in the event we undergo a change in control as defined below. The amounts disclosed assume that such termination and/or the occurrence of such change in control was effective as of December 31, 2017, that the price of our stock on December 31, 2017 was $40.68, and that none of the individuals are owed any amounts or benefits from the Company at the time of the triggering event (such as unpaid salaries or reimbursements). The amounts below have been calculated using numerous other assumptions that we believe are reasonable, and include amounts earned through December 31, 2017 and estimates of the amounts that would be paid out to the NEOs upon their respective terminations and/or upon the occurrence of a change in control. We have not made any adjustments to potential payments that could become payable pursuant to our Severance Plan for Section 4999 of the Code. The actual amounts to be paid out are dependent on various factors, which may or may not exist at the time a NEO is actually terminated and/or a change in control actually occurs.

Name	Benefit	Death or Disability ($)	Without “Cause” or “Good Reason” Terminations ($)	Change in Control without Termination ($)	Change in Control with Termination ($)
Steven Gray	Salary	800,000	1,600,000	-	2,400,000
	Performance Bonus (1)	-	1,920,000	-	2,880,000
	Pro-Rata Bonus (2)	960,000	960,000	-	960,000
	Health and Welfare Benefits (3)	9,126	12,168	-	18,252
	LTIP Awards (4)	-	18,044,846	16,586,468	18,044,846

	Total	1,769,126	22,537,014	18,044,846	24,303,098

Scott McNeill	Salary	460,000	690,000	-	1,150,000
	Performance Bonus (1)	-	655,500	-	1,092,500
	Pro-Rata Bonus (2)	437,000	437,000	-	437,000
	Health and Welfare Benefits (3)	15,156	15,156	-	25,260
	LTIP Awards (4)	-	9,006,243	9,006,243	9,006,243

	Total	912,156	10,803,899	9,006,243	11,711,003

Zane Arrott	Salary	440,000	660,000	-	1,100,000
	Performance Bonus (1)	-	627,000	-	1,045,000
	Pro-Rata Bonus (2)	418,000	418,000	-	418,000
	Health and Welfare Benefits (3)	15,156	15,156	-	25,260
	LTIP Awards (4)	-	8,326,408	8,326,408	8,326,408

	Total	873,156	10,046,564	8,326,408	10,914,668

William Huck	Salary	425,000	637,500	-	1,062,500
	Performance Bonus (1)	-	541,875	-	903,125
	Pro-Rata Bonus (2)	361,000	361,000	-
	Health and Welfare Benefits (3)	15,156	15,156	-	25,260
	LTIP Awards (4)	-	6,630,057	6,630,057	6,630,057

	Total	801,156	8,185,588	6,630,057	8,981,942

Jim Mutrie	Salary	375,000	562,500	-	937,500
	Performance Bonus (1)	-	421,875	-	703,125
	Pro-Rata Bonus (2)	281,250	281,250	-	281,250

Name	Benefit	Death or Disability ($)	Without “Cause” or “Good Reason” Terminations ($)	Change in Control without Termination ($)	Change in Control with Termination ($)
	Health and Welfare Benefits (3)	9,116	9,116	-	15,193
	LTIP Awards (4)	-	5,087,756	5,087,756	5,087,756

	Total	665,366	6,362,497	5,087,756	7,024,824

Erik Daugbjerg	Salary	400,000	600,000	-	1,000,000
	Performance Bonus (1)	-	480,000	-	800,000
	Pro-Rata Bonus (2)	320,000	320,000	-	320,000
	Health and Welfare Benefits (3)	15,156	15,156	-	25,260
	LTIP Awards (4)	0	5,185,679	5,185,679	5,185,679

	Total	735,156	6,600,835	5,185,679	7,330,939

(1)	We have assumed for purposes of this table that each NEO’s 2017 target bonus is a greater amount than the NEO’s average annual performance bonus for the preceding two calendar years.

(2)	Although the NEOs would only be entitled to receive a pro-rata bonus for the year in which the termination occurs, with the assumption that a termination occurs on the last day of the year, the full amount of the 2017 year bonus has been reported in this row.

(3)	Health and welfare benefits were calculated using the COBRA rates for each NEO and his or her applicable dependents as of December 31, 2017.

(4)	The amounts reflected in the “LTIP Awards” rows are aggregate values of the acceleration for all time-based and performance-based LTIP awards that were outstanding as of December 31, 2017. For a breakdown of shares outstanding for each NEO, see the “Outstanding Equity Awards at Fiscal Year-End” table. With respect to the performance-based awards, the acceleration would take place based upon the Company’s actual performance satisfaction on the date that the acceleration takes place, but for purposes of this table we have assumed an acceleration based upon performance results at December 31, 2017. With respect to the performance-based awards granted in 2017, actual performance on December 31, 2017 would have accelerated at seventy-two percent of target. With respect to the performance-based awards granted in 2016, actual performance on December 31, 2017 would have accelerated at eighty-six percent of target. With respect to the performance-based awards granted in 2015, actual performance on December 31, 2017 would have accelerated at 145% of target.

DIRECTOR COMPENSATION

The members of our Board of Directors who are not also our employees receive a combination of cash and equity-based compensation for their service to us. During 2017, we paid each non-employee director a cash retainer in the amount of $60,000 and a quarterly board fee of $1,500. If the non-employee director also provided services on the Audit Committee or the Compensation Committee, he received an additional $1,250 fee for each quarter of service. The chair of the Audit Committee received an additional chairman’s fee of $20,000, the chair of the

Compensation Committee received an additional chairman’s fee of $15,000 and the chair of the Nominating & Governance Committee received an additional chairman’s fee of $10,000.

Each non-employee director is also eligible to receive an annual equity award pursuant to our LTIP with a target award amount of $190,000 for the 2017 year. The awards granted to the non-employee directors on February 24, 2017 were time-based restricted stock awards which are scheduled to vest on the first anniversary of the grant date, but they would receive accelerated vesting in the event that we incur a change in control (as defined in the LTIP). We have adopted an equity award policy for our non-employee directors that states that each director will receive an annual equity award grant. If a director is appointed to the Board of Directors within ninety days of the regular annual grant, that director will be eligible to receive the annual equity grant. If the director is appointed more than ninety days following the annual grant but prior to 270 days following the annual grant, the director will be eligible to receive a pro-rated award that is fifty percent of the regular annual grant provided to other non-employee directors. If the director is appointed to the Board of Directors 271 days following the annual grant, no equity award will be provided to that director for that year.

We also reimburse each of our directors for reasonable travel expenses and other expenses relating to their service to the Board of Directors or any committee thereof.

2017 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Joseph Armes	90,750	190,000	-	280,750
Ted Collins	70,600	190,000	-	260,600
Kenneth Huseman	71,800	190,000	-	261,800
Matthew Ramsey	85,800	190,000	-	275,800
Michael Wallace	61,800	190,000	-	251,800

(1)	The amounts reflected in the “Stock Awards” column above represent the aggregate grant date fair value for the restricted stock awards granted under the LTIP during 2017, calculated in accordance with Topic 718. The amounts are consistent with the estimate of aggregate compensation costs to be recognized over the service period for accounting purposes, excluding the estimate of potential forfeitures, and do not necessarily correspond to the actual value that will be recognized by the directors. Additional information on the assumptions used in the computation of these amounts is included in Note 8 to our consolidated financial statements for the year ended December 31, 2017. As of December 31, 2017, each of the current non-employee directors hold the following number of outstanding restricted stock awards: Mr. Armes, 4,763; Mr. Collins, 4,763; Mr. Huseman, 4,763; Mr. Ramsey, 4,763; and Mr. Wallace, 4,763.

PAY RATIO DISCLOSURE

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Steven Gray, our CEO.

For 2017, our last completed fiscal year:

●	The median of the annual total compensation of all employees of our company (other than the CEO) was $137,344; and

●	The annual total compensation of our CEO, as reported in the Summary Compensation Table included elsewhere within this Report, was $8,550,199.

●	Based on this information, for 2017 the ratio of the annual total compensation of Mr. Gray to the median of the annual total compensation of all employees was reasonably estimated to be approximately 62 to 1.

To identity the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

●	We determined that, as of December 31, 2017, our employee population consisted of approximately 180 individuals with all of these individuals located in the United States (as reported in Item 1, Business). This population consisted of our full-time, part-time, and temporary employees, as we do not have seasonal workers.

●	We used a consistently applied compensation measure to identify our median employee of comparing the amount of compensation reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2017. We annualized this data for any employee that was not employed by us during the whole of the 2017 year.

●	We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.

●	After we identified our median employee, we combined all of the elements of such employee’s compensation for the 2017 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $137,344 .

●	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table included in this Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table presents information concerning the beneficial ownership of the shares of our common stock as of April 16, 2018 by (1) each person known to us to beneficially own more than 5% of the outstanding shares of our common stock, (2) each of our directors and Named Executive Officers and (3) all of our directors and executive officers as a group. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Under these rules, more than one person may be deemed beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless indicated below, the address of each individual listed below is c/o RSP Permian, Inc., 3141 Hood Street, Suite 500, Dallas, TX 75219.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Total Outstanding Common Stock (%)(1)
5% Stockholders
The Vanguard Group, Inc.(2)	10,256,862	6.4%
Estate of Ted Collins, Jr.(3)	10,089,003	6.3%
Boston Partners(4)	8,937,413	5.6%
Wallace LP(5)	8,064,126	5.0%
Directors and Named Executive Officers
Michael Grimm(6)	589,455	*
Steven Gray(7)	438,615	*
Scott McNeill(8)	736,303	*
Ken Huseman(9)	32,116	*
Joseph B. Armes(10)	30,781	*
Matthew S. Ramsey(11)	32,781	*
Michael W. Wallace(12)	10,340,968	6.4%
Zane Arrott(13)	507,187	*
William Huck(14)	405,623	*
James Mutrie(15)	72,750	*
Erik Daugbjerg(16)	271,606	*
All executive officers and directors as a group(11 persons)	13,458,185	8.4%

* Less than one percent

(1)	Applicable percentage ownership is based on 159,424,148 shares of common stock outstanding as of April 16, 2018.

(2)	Information is based on an Amendment No. 1 to Schedule 13G, filed with the SEC on February 12, 2018 by The Vanguard Group. The Vanguard Group may be deemed to have sole investment power over 10,177,018 shares of our common stock and sole voting power over 69,803 shares of our common stock. The Vanguard Group may be deemed to have shared investment power over 79,844 shares of our common stock and shared voting power over 20,298 shares of our common stock. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(3)	Of the 10,089,003 shares of our common stock beneficially owned by the estate of Ted Collins, Jr. (deceased), 7,922,851 shares are held by the estate and 2,166,152 shares are held of record by Collins & Wallace Holdings, LLC, of which Mr. Collins was formerly a member. The estate has sole voting and investment power over 7,922,851 shares and may be deemed to have shared voting and investment power over 2,166,152 shares. The address for the estate is 508 W. Wall Street, Suite 1200, Midland, Texas 79701.

(4)

Information is based on an Amendment No. 2 to Schedule 13G, filed with the SEC on February 12, 2018 by Boston Partners. Boston Partners may be deemed to have sole investment power over 8,937,413 shares of our common stock and does not have shared investment power over any shares of our common stock. Boston Partners may be deemed to have sole voting power over 6,906,946 shares of our common stock and shared voting power over 16,178 shares of our common stock. The address for Boston Partners is One Beacon Street, 30th Floor, Boston, Massachusetts 02108.

(5)	Wallace LP, the record owner of 8,064,126 shares, is a family-owned entity owned by Mr. Wallace and other members of his family. The general partner of Wallace LP is Michael Wallace Management, LLC, and Mr. and Mrs. Wallace are the managers of Michael Wallace Management, LLC. Because of the foregoing relationships, Wallace LP, Michael Wallace Management, LLC and Mr. and Mrs. Wallace may be deemed to have shared voting and investment power over the 8,064,126 shares of our common stock. Wallace LP, Michael Wallace Management, LLC and Mr. and Mrs. Wallace disclaim beneficial ownership of the reported shares in excess of its, his or her pecuniary interest in the shares. The address for Wallace LP is 508 W. Wall Street, Suite 1200, Midland, Texas 79701.

(6)	Of the 589,455 shares of our common stock beneficially owned by Mr. Grimm, 63,206 shares are held of record by Mr. Grimm (8,095 shares of which are unvested restricted stock) and 526,249 shares are held of record by a family partnership titled the Grimm Family Limited Partnership, of which Mr. Grimm is a manager of the general partner. Mr. Grimm therefore may be deemed to have shared voting and investment power over 526,249 shares, sole voting power over 63,206 shares and sole investment power over 55,111 shares. Mr. Grimm disclaims beneficial ownership of the 526,249 shares except to the extent of his pecuniary interest therein.

(7)	Of the 438,615 shares of our common stock beneficially owned by Mr. Gray, (i) 413,559 shares are held by Mr. Gray (159,466 shares are unvested restricted stock), and (ii) 25,056 shares are held of record by S&DG Investments, LLC, of which Mr. Gray is a member. Mr. Gray therefore may be deemed to have shared voting and investment power over 25,056 shares, sole voting power over 413,559 shares and sole investment power over 254,093 shares.

(8)	Of the 736,303 shares of our common stock beneficially owned by Mr. McNeill, (i) 142,756 shares are held by Mr. McNeill (71,076 shares are unvested restricted stock), (ii) 392,647 shares are held of record by McFam, LP, of which Mr. McNeill is manager of the general partner, (iii) 180,000 shares are held of record by an irrevocable trust for the benefit of Mr. McNeill’s children, of which Mr. McNeill is the trustee, (iv) 20,000 shares are held of record by Jasolo, LP, of which Mr. McNeill is a manager of the general partner and (v) 900 shares are held by Mr. McNeill as custodian for minor children under the Uniform Transfer to Minors Act. As a result, Mr. McNeill has sole voting power over 736,303 shares and sole investment power over 665,227 shares. Mr. McNeill disclaims beneficial ownership of the shares held by him as custodian except to the extent of his pecuniary interest therein.

(9)	Of the 32,116 shares of our common stock beneficially owned by Mr. Huseman, 5,343 shares are unvested restricted stock. As a result, Mr. Huseman has sole voting power over 32,116 shares and sole investment power over 26,773 shares.

(10)	Of the 30,781 shares of our common stock beneficially owned by Mr. Armes, 26,281 shares are held of record by Mr. Armes (5,343 shares are unvested restricted stock) and 4,500 shares are held of record by a family limited partnership, of which Mr. Armes owns 50% of the general partner. Mr. Armes therefore may be deemed to have shared voting and investment power over 4,500 shares, sole voting power over 26,281 shares and sole investment power over 20,938 shares. Mr. Armes disclaims beneficial ownership of the 4,500 shares held of record by the family limited partnership except to the extent of his pecuniary interest therein.

(11)	Of the 32,781 shares of our common stock beneficially owned by Mr. Ramsey, 5,343 shares are unvested restricted stock. As a result, Mr. Ramsey has sole voting power over 32,781 shares and sole investment power over 27,438 shares.

(12)	Of the 10,340,968 shares of our common stock beneficially owned by Mr. Wallace, (i) 27,781 shares are held of record by Mr. Wallace (5,343 shares of which are unvested restricted stock), (ii) 82,109 shares are held of record by Mr. Wallace’s wife, (iii) 8,064,126 shares are held of record by Wallace LP (see footnote 5 above), (iv) 2,166,152 shares are held of record by Collins & Wallace Holdings, LLC, (v) 500 shares are held by Mr. Wallace as custodian for a minor child under the Uniform Transfer to Minors Act, and (vi) 300 shares are held by a member of Mr. Wallace’s immediate family sharing the same household. Wallace LP is a member of Collins & Wallace Holdings, LLC, Michael Wallace Management, LLC is the general partner of Wallace LP, and Mr. Wallace is a manager of Michael Wallace Management, LLC. As a result, Mr. Wallace has sole voting power over 28,281 shares and sole investment power over 22,938 shares. Mr. Wallace may be deemed to have shared voting and investment power over 10,312,687 shares. Mr. Wallace disclaims beneficial ownership of the reported shares except to the extent of his pecuniary interest therein. The address for Mr. Wallace is 508 W. Wall Street, Suite 1200, Midland, Texas 79701.

(13)	Of the 507,187 shares of our common stock beneficially owned by Mr. Arrott, 132,887 shares are held of record by Mr. Arrott (65,806 shares of which are unvested restricted stock) and 374,300 are held of record by a family partnership titled Arrott Family Holdings, L.P., of which Mr. Arrott is a general partner. Mr. Arrott therefore may be deemed to have shared voting and investment power over 374,300 shares, sole voting power over 132,887 shares and sole investment power over 67,081 shares. Mr. Arrott disclaims beneficial ownership of the 374,300 shares held of record by the family limited partnership except to the extent of his pecuniary interest therein.

(14)	Of the 405,623 shares of our common stock beneficially owned by Mr. Huck, 56,823 shares are unvested restricted stock. As a result, Mr. Huck has sole voting power over 405,623 shares and sole investment power over 348,800 shares.

(15)	Of the 72,750 shares of our common stock beneficially owned by Mr. Mutrie, 44,811 shares are unvested restricted stock. As a result, Mr. Mutrie has sole voting power over 72,750 shares and sole investment power over 27,939 shares.

(16)	Of the 271,606 shares of our common stock beneficially owned by Mr. Daugbjerg, 49,804 shares are unvested restricted stock. As a result, Mr. Daugbjerg has sole voting power over 271,606 shares and sole investment power over 221,802 shares.

Equity Compensation Plan Information

The following table sets forth certain information about the securities authorized for issuance under our 2014 Long Term Incentive Plan (the “LTIP”) as of December 31, 2017 (in thousands):

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	—	—	7,200

Total	—	—	7,200

(1)	The LTIP provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents and other stock-based awards, performance awards and annual incentive awards to all eligible employees, members of the Board of Directors and consultants of us and our subsidiaries. The LTIP was approved by our Board of Directors immediately prior to our initial public offering in 2014 and has a term of ten years. As of December 31, 2017, we had 687,277 shares of restricted stock and 1,001,079 shares of performance-based restricted stock outstanding, all of which are excluded from the number of securities remaining available for future issuance under the LTIP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Registration Rights Agreement

In connection with the closing of our initial public offering, we entered into a registration rights agreement with, among other parties, Ted Collins, Jr., Wallace LP, ACTOIL, Rising Star Energy Development Company, L.L.C. (“Rising Star”) and Pecos Energy Partners, L.P. (“Pecos”). Pursuant to the registration rights agreement, we have agreed to register the sale of shares of our common stock under certain circumstances.

In January 2015, Rising Star distributed all of its shares of the Company’s common stock to its sole member, which in turn distributed all such shares to its limited partners and to its general partner, which in turn made a distribution to its members, on a pro rata basis. In connection with such distribution, Rising Star assigned its rights and obligations under the registration rights agreement to all of the persons who received shares of the Company’s common stock from Rising Star’s sole member or the general partner of Rising Star’s sole member.

Demand Rights. Subject to the limitations set forth below, each of Ted Collins, Jr., Wallace LP and ACTOIL (or their permitted transferees) have the right to require us by written notice to prepare and file a registration statement registering the offer and sale of a certain number of their shares of common stock. Generally, we are required to provide notice of the request within five business days following the receipt of such demand request to other holders of our common stock who have demand rights, who may, in certain circumstances, participate in the registration. Subject to certain exceptions, we will not be obligated to effect a demand registration within 90 days after the closing of any underwritten offering of shares of our common stock. Further, we are not obligated to effect more than two demand registrations for each of Mr. Collins, Wallace LP or ACTOIL.

We are also not obligated to effect any demand registration in which the anticipated aggregate offering price included in such offering is less than $50 million. As long as we are eligible to effect a registration on Form S-3, any such demand registration may be for a shelf registration statement. We will be required to use all commercially reasonable efforts to maintain the effectiveness of any such registration statement until all shares covered by such registration statement have been sold.

In addition, each of Mr. Collins, Wallace LP and ACTOIL (or their permitted transferees) have the right to require us, subject to certain limitations, to effect a distribution of any or all of their shares of common stock by means of an underwritten offering. In general, any demand for an underwritten offering (other than the first requested underwritten offering made in respect of a prior demand registration and other than a requested underwritten offering made concurrently with a demand registration) will constitute a demand request subject to the limitations set forth above.

Piggyback Rights. Subject to certain exceptions, if at any time we propose to register an offering of common stock or conduct an underwritten offering, whether or not for our own account, then we must notify the parties to the registration rights agreement of such proposal at least five business days before the anticipated filing date or commencement of the underwritten offering, as applicable, to allow them to include a specified number of their shares in that registration statement or underwritten offering, as applicable.

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

Stockholders’ Agreement

In connection with the closing of our initial public offering, we entered into a stockholders’ agreement with, among other parties, Mr. Collins, Wallace LP, and Pecos. The stockholders’ agreement provided each of Mr. Collins and Wallace LP with the right to designate a certain number of nominees to our Board of Directors, subject to the following:

●	Prior to his passing, Mr. Collins had the right to designate one nominee to our Board of Directors, provided that Mr. Collins and his affiliates collectively owned at least 5% of the outstanding shares of our common stock, as measured under the stockholders’ agreement. This right expired on Mr. Collins’ passing on January 28, 2018; and

●	Wallace LP has the right to designate one nominee to our Board of Directors, provided that such number of nominees shall be reduced to zero if Wallace LP and its affiliates collectively own less than 5% of the outstanding shares of our common stock, and provided further that Wallace LP and its affiliates shall be deemed to beneficially own only the number of shares that is proportional to their ownership of Collins & Wallace Holdings, LLC.

The stockholders’ agreement requires the stockholders party thereto to take all necessary actions, including voting their shares of our common stock, to cause the election of the nominee designated by Wallace LP. Wallace LP is now the only stockholder party to the stockholders’ agreement.

Other Transactions with Related Parties

On November 17, 2015, Collins & Wallace Holdings, LLC, of which Messrs. Collins (now his estate) and Wallace are members, entered in to a Surface Use and Settlement Agreement with the Company (see Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Securities and Exchange Commission on November 23, 2015). The Company paid $265,851 to Collins & Wallace Holdings, LLC under the Surface Use and Settlement Agreement in 2017.

During 2017, the Company made mineral royalty payments to Mr. Collins in the amount of $1,883,671 (in addition to $139,149 to The Patrick & Michael Collins 1988 Trust), $576,530 to the Wallace LP, $139,149 to Leslyn Wallace, the spouse of Mr. Wallace, and $368 to Mr. Wallace directly.

Procedures for Approval of Related Party Transactions

On August 8, 2014, our Board of Directors adopted a written Related Party Transaction Policy pursuant to which a “Related Party Transaction” is defined as a transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved will or may be expected to exceed $120,000, and in which any Related Person had, has or will have a direct or indirect interest (other than as a result of being a director or a less than 10% beneficial owner of another entity). A “Related Person” means:

●	a director or director nominee of the Company;

●	a senior officer of the Company, which, among others, includes each vice president and officer of the Company that is subject to reporting under the Exchange Act;

●	a stockholder owning more than 5% of the common stock of the Company or its controlled affiliates, which we refer to as a 5% Stockholder;

●	a person who is an immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, director nominee, senior officer or 5% Stockholder, and any person (other than a tenant or employee) sharing the household of such director, director nominee, senior officer or 5% Stockholder; and

●	an entity that is owned or controlled by someone listed above, or an entity in which someone listed above has a substantial ownership interest or control of the entity.

The Board of Directors has determined that the Audit Committee will periodically review all Related Party Transactions and make a determination regarding the initial authorization or ratification of any such transaction.

The Audit Committee reviews the material facts of all Related Party Transactions that require its approval and either approves or disapproves of the entry into the Related Party Transaction, subject to certain exceptions described below. The policy prohibits any director from participating in any discussion or approval of a Related Party Transaction for which such director is a Related Person, except that such director is required to provide all material information concerning the Related Party Transaction to the Audit Committee. In determining whether to approve or disapprove entry into a Related Party Transaction, the Audit Committee takes into account, among other factors, the following: (1) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances; (2) the extent of the Related Person’s interest in the transaction; and (3) whether the Related Party Transaction is material to the Company.

Our Related Party Transactions policy also provides that certain interested transactions will have standing pre-approval from the Audit Committee. These include: (1) employment of executive officers if the compensation is disclosed in the proxy statement or if the executive officer is not an immediate family member of another executive officer or director of the Company, the related compensation would be reported in the Company’s proxy statement if the executive officer was a “named executive officer” and the Compensation Committee approved (or recommended that the Board of Directors approve) the compensation; (2) director compensation that is disclosed in the proxy statement and approved by the Board of Directors or a Committee thereof; (3) transactions with companies at which a Related Person’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares if the aggregate amount involved does not exceed the greater of $1.0 million or 5% of that company’s total annual revenues; (4) certain charitable contributions; (5) transactions where all stockholders receive proportional benefits; (6) transactions involving competitive bids; (7) regulated transactions; and (8) certain banking services.

Since January 1, 2017, there has not been any transaction or series of similar transactions to which the Company was or is a party in which the amount involved exceeded or exceeds $120,000 and in which any of the Company’s directors, executive officers, holders of more than 5% of any class of its voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described in “Executive Compensation,” and the transactions described or referred to in “Certain Relationships and Related Party Transactions.”

Director Independence

The Board of Directors has determined that Messrs. Armes, Ramsey, Wallace and Huseman are independent (and Mr. Collins was independent for the applicable period he served), as defined by the rules of the NYSE, and under Rule 10A-3 promulgated under the Exchange Act. The NYSE’s definition of independence includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings involving the Company which would prevent a director from being independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

Set forth below are the fees paid by the Company to its independent registered public accounting firm, Grant Thornton LLP, for the fiscal periods indicated.

	2017	2016
Audit fees	$680,965	$691,225
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—

Total	$680,965	$691,225

Audit Fees — Consist of fees for professional services provided in connection with the annual audit of the Company’s consolidated financial statements, the reviews of the Company’s quarterly results of operations and reports on Form 10-Q and the services that an independent auditor would customarily provide in connection with audits of the Company’s subsidiaries, other regulatory filings, and similar engagements for each fiscal year shown, such as attest services, consents and reviews of documents filed with the SEC.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a written policy for the pre-approval of certain audit and non-audit services which the Company’s independent registered public accounting firm provides. The policy balances the need to ensure the independence of the Company’s independent registered public accounting firm while recognizing that in certain situations the Company’s independent registered public accounting firm may possess both the technical expertise and knowledge of the Company to best advise the Company on issues and matters in addition to accounting and auditing. In general, the Company’s independent registered public accounting firm cannot be engaged to provide any audit or non-audit services unless the engagement is pre-approved by the Audit Committee. Certain basic services may also be pre-approved by the Chairman of the Audit Committee under the policy. Any service that is not pre-approved under the policy must be specifically pre-approved by the Audit Committee if it is to be provided by the independent registered public accounting firm. All of the fees identified in the table above were approved in accordance with SEC requirements and pursuant to the policies and procedures described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.	The following documents are filed as a part of this Report or incorporated herein by reference:

(1)	Financial Statements:

See “Part II, Item 8. Financial Statements and Supplementary Data” of the Original Report.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

The following documents are included as exhibits to this Report:

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 27, 2018, among Concho Resources Inc., Green Merger Sub Inc. and RSP Permian, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on March 28, 2018).

3.1	Amended and Restated Certificate of Incorporation of RSP Permian, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on January 29, 2014).

3.2	Amended and Restated Bylaws of RSP Permian, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on December 21, 2016).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A (File No. 333-192268) filed with the Commission on January 13, 2014).

4.2	Registration Rights Agreement, dated as of January 23, 2014, among the Company, RSP Permian Holdco, L.L.C., Ted Collins, Jr., Wallace Family Partnership, LP, ACTOIL, LLC, Rising Star Energy Development Co., L.L.C. and Pecos Energy Partners, L.P. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on January 29, 2014).

4.3	Stockholders’ Agreement, dated as of January 23, 2014, among the Company, RSP Permian Holdco, L.L.C., Ted Collins, Jr., Wallace Family Partnership, LP, Rising Star Energy Development Co., L.L.C. and Pecos Energy Partners, L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on January 29, 2014).

4.4	Indenture, dated as of September 26, 2014, by and among the Company, RSP Permian, L.L.C. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on October 2, 2014).

4.5	Form of Senior Note due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on October 2, 2014).

Exhibit No.	Description
4.6	Registration Rights Agreement, dated as of November 28, 2016, by and between the Company and Silver Hill Energy Partners Holdings, LLC (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the SEC on October 13, 2016).

4.7	Stockholder’s Agreement, dated as of November 28, 2016, by and between the Company and Kayne Anderson Capital Advisors, LP (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the SEC on October 13, 2016).

4.8	Indenture, dated as of December 27, 2016, by and among the Company, RSP Permian, L.L.C., Silver Hill Energy Partners, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on December 27, 2016).

4.9	Form of Senior Note due 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on December 27, 2016).

4.10	Registration Rights Agreement, dated as of March 1, 2017, by and between the Company and Silver Hill Energy Partners II, LLC (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the SEC on October 13, 2016).

10.1(d)	2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on January 22, 2014).

10.2(d)	Form of Restricted Stock Grant and Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on April 16, 2014).

10.3(d)	Form of Restricted Stock Grant and Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-36264) filed with the Commission on May 15, 2014).

10.4(d)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-192268) filed with the Commission on January 2, 2014).

10.5(d)	Executive Change in Control and Severance Benefit Plan of RSP Permian, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-196388) filed with the Commission on July 25, 2014).

10.6(d)	Form of Amendment No. 1 to Restricted Stock Grant and Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on February 20, 2018).

10.7(d)	Form of Amendment No. 1 to Restricted Stock Grant and Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on February 20, 2018).

10.8(d)	Form of Restricted Stock Grant and Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on February 20, 2018).

10.9(d)	Form of Restricted Stock Grant and Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on February 20, 2018).

Exhibit No.	Description
10.6	Surface Use and Settlement Agreement, dated November 17, 2015, by and between Collins & Wallace Holdings, LLC and RSP Permian, L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on November 23, 2015).

10.7	Membership Interest Purchase and Sale Agreement, dated as of October 13, 2016, by and among Silver Hill Energy Partners Holdings, LLC, Silver Hill Energy Partners, LLC, RSP Permian, L.L.C. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on October 13, 2016).

10.8	Membership Interest Purchase and Sale Agreement, dated as of October 13, 2016, by and among Silver Hill Energy Partners II, LLC, Silver Hill E&P II, LLC, RSP Permian, L.L.C. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on October 13, 2016).

10.9	Purchase Agreement dated as of December 12, 2016, by and among the Company, the Guarantors and Barclays Capital Inc. and RBC Capital Markets, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on December 13, 2016).

10.10	Credit Agreement, dated as of December 19, 2016, among the Company, RSP Permian, L.L.C., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the Commission on December 21, 2016).

10.11	First Amendment to Credit Agreement dated as of October 19, 2017, by and among RSP Permian, Inc., RSP Permian, L.L.C., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36264) filed with the SEC on October 23, 2017).

12.1(a)	Computation of Ratio of Earnings to Fixed Charges.

21.1(a)	Subsidiaries of RSP Permian, Inc.

23.1(a)	Consent of Grant Thornton LLP.

23.2(a)	Consent of Netherland, Sewell & Associates, Inc.

31.1(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

31.3(c)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.4(c)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

99.1(a)	Netherland, Sewell & Associates, Inc. Summary of Reserves at December 31, 2017 (RSP Permian, Inc.).

101.INS(a)	XBRL Instance Document.

101.SCH(a)	XBRL Taxonomy Extension Schema Document.

101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit No.	Description
101.LAB(a)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed with the Original Report.

(b)	Furnished with the Original Report. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Report and not “filed” as part of such Report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, except to the extent that the registrant specifically incorporates it by reference.

(c)	Filed with this Amendment No. 1 to the Original Report.

(d)	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RSP PERMIAN, INC.
By:	/s/ Steven Gray
Steven Gray
Chief Executive Officer and Director
Date:	April 30, 2018

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Gray	Chief Executive Officer and Director	April 30, 2018
Steven Gray	(Principal Executive Officer)

/s/ Scott McNeill	Chief Financial Officer and Director	April 30, 2018
Scott McNeill	(Principal Financial Officer)

/s/ Uma L. Datla	Chief Accounting Officer	April 30, 2018
Uma L. Datla	(Principal Accounting Officer)

/s/ Michael Grimm	Chairman of the Board	April 30, 2018
Michael Grimm

/s/ Joseph B. Armes	Director	April 30, 2018
Joseph B. Armes

/s/ Kenneth Huseman	Director	April 30, 2018
Kenneth Huseman

/s/ Matthew S. Ramsey	Director	April 30, 2018
Matthew S. Ramsey

/s/ Michael W. Wallace	Director	April 30, 2018
Michael W. Wallace